Form 10QSB
period 2008-03-31
We Sell For U Corp.
filed 2008-05-13
CIK 1423417

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

                  For the quarterly report ended March 31, 2008

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

              For the transition period from ________ to __________


                       Commission file number: 333-148855


                               WE SELL FOR U CORP.
                               -------------------
        (Exact name of small business issuer as specified in its charter)


                     FLORIDA                              26-1568357
                     -------                              ----------
         (State or other jurisdiction of                (IRS Employer
          incorporation or organization)             Identification No.)


                      700 Shadow Bay Way, Osprey, FL 34229
                     --------------------------------------
                    (Address of principal executive offices)


                                 (941) 928-9359
                                 --------------
                           (Issuer's telephone number)


                                 NOT APPLICABLE
                                 --------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 12,000,000 common shares outstanding as of March 31, 2008.

                               WE SELL FOR U CORP.
                          (A Development Stage Company)

                                   FORM 10-QSB
                                 March 31, 2008
                                   (unaudited)

                                      INDEX

                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements ..............................................   3

     Balance Sheet March 31, 2008 (Unaudited) ..............................   3

     Statements of Operations For the Three Months Ended March 31, 2008 ....   4

     Statements of Stockholders' Equity (Deficiency) as of March 31, 2008 ..   5

     Statements of Cash Flows For the Three Months Ended March 31, 2008 ....   6

     Notes to Consolidated Financial Statements ............................   7

Item 2.  Management Discussion and Analysis or Plan of Operation ...........   8

Item 3.  Controls and Procedures ...........................................   9

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings .................................................  10

Item 2.  Unregistered Sales of Equity Securities ...........................  10

Item 3.  Defaults Upon Senior Securities ...................................  10

Item 4.  Submission of Matters to a Vote of Security Holders ...............  10

Item 5.  Other Information .................................................  10

Item 6.  Exhibits and Reports On Form 8-K ..................................  10

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            WE SELL FOR U CORPORATION
                          (A Development Stage Company)
                                  Balance Sheet


                                     ASSETS
                                     ------
                                                       MARCH 31,
                                                         2008       DECEMBER 31,
                                                      (UNAUDITED)       2007
                                                      -----------   ------------

CURRENT ASSETS
  Cash and cash equivalents ........................  $       657   $      6000
    Total current assets ...........................          657          6000
                                                      -----------   -----------

                                                      -----------   -----------
TOTAL ASSETS .......................................  $       657   $      6000
                                                      ===========   ===========


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

CURRENT LIABILITIES ................................            -             -
                                                      -----------   -----------
    Total liabilities ..............................            -             -
                                                      -----------   -----------


STOCKHOLDERS' EQUITY (DEFICIENCY)
  Capital Stock (Note 3)
    Authorized:
    100,000,000 common shares, $0.0001 par value
    Issued and outstanding shares:
    12,000,000 .....................................        1,200          1200
    Additional paid-in capital .....................        4,800          4800
    Deficit accumulated during the development stage       (5,343)            -
                                                      -----------   -----------
  Total Equity (Deficiency) ........................          657          6000
                                                      -----------   -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)  $       657   $      6000
                                                      ===========   ===========

   The accompanying notes are an integral part of these financial statements.

                            WE SELL FOR U CORPORATION
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)

                                                              CUMULATIVE RESULTS
                                                              OF OPERATIONS FROM
                                           THREE MONTHS           (INCEPTION)
                                               ENDED          NOVEMBER 12, 2007
                                          MARCH 31, 2008      TO MARCH 31, 2008
                                          --------------      ------------------
EXPENSES
  State of Florida Annual Report ..       $          35         $          35
  Professional Fees ...............               4,500                 4,500
  Other Expense ...................                 808                   808

Loss for the Period ...............              (5,343)               (5,343)
                                          -------------         -------------

PER SHARE DATA:

  Basic and diliuted loss per share       $      (0.000)        $      (0.000)
                                          =============         =============

  Common shares outstanding .......          12,000,000            12,000,000
                                          =============         =============

   The accompanying notes are an integral part of these financial statements.

                                    WE SELL FOR U CORPORATION
                                  (A Development Stage Company)
                          Statements of Stockholders' Equity (Deficit)
                                                                            Deficit
                                                                          Accumulated
                                          Common Stock       Additional   During the
                                       -------------------    Paid-in     Development
                                         Shares     Amount    Capital        Stage       Total
                                       ----------   ------   ----------   -----------   -------
Inception - November 12, 2007 ......            -   $    -   $        -   $        -    $     -

  Common shares issued for cash
     at $0.0005 per share ..........   12,000,000    1,200        4,800            -      6,000

  Loss for the period ..............            -        -            -            -          -
                                       ----------   ------   ----------   ----------    -------

Balance - December 31, 2007 ........   12,000,000    1,200        4,800            -      6,000
                                       ----------   ------   ----------   ----------    -------

  Loss for the period (Unaudited) ..            -        -            -       (5,343)    (5,343)

                                       ----------   ------   ----------   ----------    -------
Balance - March 31, 2008 (Unaudited)   12,000,000   $1,200   $    4,800   $   (5,343)   $(5,343)
                                       ==========   ======   ==========   ==========    =======

           The accompanying notes are an integral part of these financial statements.

                                              - 5 -

                              WE SELL FOR U CORPORATION.
                             (A Development Stage Company)
                               Statements of Cash Flows
                                      (Unaudited)
                                                                    CUMULATIVE RESULTS
                                                                    OF OPERATIONS FROM
                                                    THREE MONTHS       (INCEPTION)
                                                       ENDED        NOVEMBER 12, 2007
                                                   MARCH 31, 2008   TO 'MARCH 31, 2008
                                                   --------------   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES

  Loss for the period ..........................   $      (5,343)   $          (5,343)

  Changes in Operating Assets and Liabilities: .               -                    -
                                                   -------------    -----------------
  Net cash used in operating activities ........          (5,343)              (5,343)
                                                   -------------    -----------------

CASH FLOWS FROM INVESTING ACTIVITIES

  Leasehold improvements .......................               -                    -
  Goodwill .....................................               -                    -
                                                   -------------    -----------------
  Net cash used in financing activities ........               -                    -
                                                   -------------    -----------------

CASH FLOWS FROM FINANCING ACTIVITIES

  Common stock issued for cash .................               -                6,000
                                                   -------------    -----------------
  Net cash provided by financing activities ....               -                6,000
                                                   -------------    -----------------


INCREASE IN CASH AND CASH EQUIVALENTS ..........               -                    -

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD           6,000                    -
                                                   -------------    -----------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD .....   $         657    $             657
                                                   =============    =================


Supplemental Cash Flow Disclosures:

  Cash paid for:
    Interest expense ...........................   $           -    $               -
                                                   =============    =================
    Income taxes ...............................   $           -    $               -
                                                   =============    =================

      The accompanying notes are an integral part of these financial statements.

                                         - 6 -

                            WE SELL FOR U CORPORATION
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                 March 31, 2008
                                   (unaudited)

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

         The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2008, and for all periods presented herein, have been made.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2007 audited financial statements

NOTE 2 - GOING CONCERN

         The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on raising capital to fund its business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern. The Company is intending to fund its initial operations by way of issuing Founders' shares and entering into a private placement offering.

         The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

ITEM 2.  MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview
--------

WE SELL FOR U Corp. is a development stage company, incorporated in the State of Florida on November 12, 2007, to develop and provide service offerings to facilitate auctions on eBay for individuals and companies who lack the eBay expertise and/or time to list/sell and ship items they wish to sell. Our intent is to partner with local/regional/nationally known "Brick and Mortar" retail and service establishments.

Operations
----------

The following discussion should be read in conjunction with the condensed consolidated financial statements and segment data and in conjunction with the Company's SB-2 and amended S-1A filed January 25, 2008. Results for interim periods may not be indicative of results for the full year.

During the first fiscal quarter 2008 the Company was focused on preparing the documentation required to be filed with the Securities and Exchange Commission
(SEC). On January 25, 2008 the Company filed a Registration Form SB-2 and S-1A Amendment with the SEC. The Registration Form SB-2 And S-1A Amendment filed January 25, 2008 was deemed effective as of March 7, 2008.

Results of Operations

The Company did not generate any revenue during the quarter ended March 31, 2008.

Total expenses the three (3) months ending March 31, 2008 and were $5343 resulting in an operating loss for the period of $5343 . Basic net loss per share amounting to $.00045 for the three (3) months ending March 31, 2008. The increase in operating loss for the period is a result of higher fees for bookkeeping and professional accounting and the costs associated with filing of the Registration Form SB-2 and S-1A with the Securities and Exchange Commission.

General and Administrative expenses consisted primarily of office expenses and bookkeeping for the three (3) months ending March 31, 2008 and were $ 5343 compared to $ 0 for the same period. The increases in general and administrative expenses are due to added costs associated with Professional fees for the period ending March 31, 2008 were $ 5343 compared to $0 for the same period. The increase is due to audit and legal costs associated with the Registration Form SB-2 and S1-A filing.

Accounts payable for the period ending March 31, 2008 are $207.

Liquidity and Capital Resources
-------------------------------

The Company anticipates that its current cash and cash equivalents and cash generated from operations, if any, will not be sufficient to satisfy its liquidity requirements for at least the next twelve (12) months. The Company will require additional funds prior to such time and will seek to sell additional equity or debt securities or seek alternative sources of financing. If the Company is unable to obtain this additional financing, it may be required to reduce the scope of its planned program, which could harm its business, financial condition and operating results. In addition, the Company may require additional funds in order to accomplish a more rapid expansion. Additional funding may not be available on favorable terms, if at all.

ITEM 3.  CONTROLS AND PROCEDURES

Based on there most result evaluation, which was completed within 90 days of the filing of this Form 10-QSB, the Company's Chief Executive Officer and Treasurer believe the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) are effective to insure that information required to be disclosed by the Company in this report is accumulated and communicated to the Company's management, including its principal executive officer and financial officer, as appropriate, to allow timely decisions regarding required disclosure. There were no significant changes in the Company's internal controls or other factors that could significantly affect these controls subsequent to the date of there evaluation and there were no corrective actions with regard to significant deficiencies and material weaknesses.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

No director, officer, or affiliate of the Company and no owner of record or beneficial owner of more than 5.0% of the securities of the Company, or any associate of any such director, officer or security holder is a party adverse to the Company or has a material interest adverse to the Company in reference to pending litigation

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

31.1 Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive Officer and Principal Financial Officer

32.1 Section 1350 Certification of Principal Executive Officer and Principal Financial Officer

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                  WE SELL FOR U CORP.


                  BY:      /s/ Edward T. Farmer
                           --------------------
                           Edward T. Farmer
                           President, Secretary Treasurer,
                           Principal Executive Officer,
                           Principal Financial Officer and sole Director

                  Dated:   May 13, 2008