Form 10-Q
period 2008-06-30
We Sell For U Corp.
filed 2008-07-14
CIK 1423417

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                  For the quarterly report ended June 30, 2008

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT


                       Commission file number: 333-148855


                               WE SELL FOR U CORP.
                               -------------------
             (Exact name of registrant as specified in its charter)


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


                                 (941) 928-9359
                                 --------------
              (Registrant's telephone number, including area code)


                                 NOT APPLICABLE
                                 --------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

As of June 30, 2008, the Company had 12,000,000 shares of common shares, $0.0001 par vale, issued and outstanding.

Documents incorporated by reference: None

                               WE SELL FOR U CORP.
                          (A Development Stage Company)

                                      INDEX

                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Balance Sheet June 30, 2008 (Unaudited) ....................................   4

Statements of Operations For the Three Months Ended June 30, 2008 ..........   5

Statements of Stockholders' Equity (Deficiency) as of June 30, 2008 ........   6

Statements of Cash Flows For the Three Months Ended June 30, 2008 ..........   7

Notes to Consolidated Financial Statements .................................   8

Item 2.  Management Discussion and Analysis or Plan of Operation ...........   9

Item 3.  Controls and Procedures ...........................................  10

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings .................................................  10

Item 2.  Unregistered Sales of Equity Securities ...........................  10

Item 3.  Defaults Upon Senior Securities ...................................  10

Item 4.  Submission of Matters to a Vote of Security Holders ...............  10

Item 5.  Other Information .................................................  10

Item 6.  Exhibits and Reports On Form 8-K ..................................  10

Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive Officer
and Principal Financial Officer ...........................................EX 31

Section 1350 Certification of Principal Executive Officer and Principal
Financial Officer .........................................................EX 32

                           FORWARD-LOOKING STATEMENTS

         This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and
Section 21E of the Securities Exchange Act of 1934. For example, statements regarding the Company's financial position, business strategy and other plans and objectives for future operations, and assumptions and predictions about future product demand, supply, manufacturing, costs, marketing and pricing factors are all forward-looking statements. These statements are generally accompanied by words such as "intend," anticipate," "believe," "estimate," "potential(ly)," "continue," "forecast," "predict," "plan," "may," "will," "could," "would," "should," "expect" or the negative of such terms or other comparable terminology. The Company believes that the assumptions and expectations reflected in such forward-looking statements are reasonable, based on information available to it on the date hereof, but the Company cannot provide assurances that these assumptions and expectations will prove to have been correct or that the Company will take any action that the Company may presently be planning. However, these forward-looking statements are inherently subject to known and unknown risks and uncertainties. Actual results or experience may differ materially from those expected or anticipated in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, regulatory policies, available cash, research results, competition from other similar businesses, and market and general economic factors. This discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included in
Item 1 of this Quarterly Report on Form 10-Q.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                    WE SELL FOR U CORP.
                               (A Development Stage Company)
                                       Balance Sheet
                                                                        CUMULATIVE RESULTS
                                                                        OF OPERATIONS FROM
                                                                         NOVEMBER 12, 2007
                                                                        (DATE OF INCEPTION)
                                                            6/30/2008       to 6/30/2008
                                                            ---------   -------------------
                          ASSETS
                          ------

CURRENT ASSETS
   Cash and cash equivalents .............................   $    81          $ 6,000
      Total current assets ...............................        81            6,000
                                                             -------          -------


                                                             -------          -------
TOTAL ASSETS .............................................   $    81          $ 6,000
                                                             =======          =======

     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
     -------------------------------------------------

CURRENT LIABILITIES
   Loan from Officer (See notes to financial statement) ..   $ 1,500          $     -
                                                             -------          -------
      Total liabilities ..................................   $ 1,500          $     -
                                                             -------          -------

STOCKHOLDERS' EQUITY (DEFICIENCY)
   Capital Stock (Note 3)
      Authorized:
         100,000,000 common shares, $0.0001 par value
      Issued and outstanding shares:
         12,000,000 ......................................   $ 1,200          $ 1,200
      Additional paid-in capital .........................     4,800            4,800
      Deficit accumulated during the development stage ...    (7,419)          (7,419)
                                                             -------          -------
  Total Equity (Deficiency) ..............................   $(1,419)         $ 6,000
                                                             -------          -------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...............   $    81          $ 6,000
                                                             =======          =======

         The accompanying notes are an integral part of these financial statements.

                                           - 4 -

                                    WE SELL FOR U CORP.
                               (A Development Stage Company)
                                 Statements of Operations
                                                                       Cumulative results
                                                                       of operations from
                                       Three Months     Six Months      November 12, 2007
                                           Ended           Ended       (Date of Inception)
                                         6/30/2008       6/30/2008         to 6/30/2008
                                       ------------    ------------    -------------------
EXPENSES

   General & Administrtive .........   $      2,076    $      6,611       $      6,611
   Other Expense ...................   $          0    $        808       $        808


Loss for the Period ................   $     (2,076)   $     (7,419)      $     (7,419)
                                       ------------    ------------       ------------


PER SHARE DATA:

   Basic and diliuted loss per share   $     (0.000)   $     (0.000)      $     (0.000)
                                       ============    ============       ============

   Common shares outstanding .......     12,000,000      12,000,000         12,000,000
                                       ============    ============       ============

        The accompanying notes are an integral part of these financial statements.

                                           - 5 -

                                      WE SELL FOR U CORP.
                                 (A Development Stage Company)
                          Statements of Stockholders' Equity (Deficit)
                                                                            Deficit
                                                                          Accumulated
                                          Common Stock       Additional   During the
                                       -------------------    Paid-in     Development
                                         Shares     Amount    Capital        Stage       Total
                                       ----------   ------   ----------   -----------   -------
Inception - November 12, 2007 ......            -   $    -     $    -       $     -     $     -

   Common shares issued for cash at
     $0.0005 per share on 11/12/07 .   12,000,000    1,200      4,800             -       6,000

   Loss for the period .............            -        -          -             -           -
                                       ----------   ------     ------       -------     -------

Balance - December 31, 2007 ........   12,000,000    1,200      4,800             -       6,000
                                       ----------   ------     ------       -------     -------


   Loss for the period (Unaudited) .            -        -          -        (5,343)     (5,343)
                                       ----------   ------     ------       -------     -------

Balance - March 31, 2008 (Unaudited)   12,000,000   $1,200     $4,800       $(5,343)    $   657
                                       ----------   ------     ------       -------     -------

   Loss for the period .............            -        -          -        (2,076)     (2,076)


Balance - June 30, 2008 ............   12,000,000    1,200      4,800        (7,419)     (1,419)
                                       ==========   ======     ======       =======     =======

           The accompanying notes are an integral part of these financial statements.

                                             - 6 -

                                        WE SELL FOR U CORP.
                                   (A Development Stage Company)
                                     Statements of Cash Flows
                                                                               CUMULATIVE RESULTS
                                                                               OF OPERATIONS FROM
                                                   THREE MONTHS   SIX MONTHS    NOVEMBER 12, 2007
                                                       ENDED        ENDED      (DATE OF INCEPTION)
                                                     6/30/2008    6/30/2008       TO 6/30/2008
                                                   ------------   ----------   -------------------
OPERATING ACTIVITIES

   Loss for the period .........................     $(2,076)      $(7,419)          $(7,419)

   Changes in Operating Assets and Liabilities:
     (Increase) decrease in prepaid expenses ...           -             -                 -
     Increase (decrease) in accounts payable ...           -             -                 -
     Increase (decrease) in accrued liabilities            -             -                 -
     Short-term note payable ...................       1,500         1,500             1,500
                                                     -------       -------           -------
   Net cash used in operating activities .......      (3,576)       (8,919)           (8,919)
                                                     -------       -------           -------

INVESTING ACTIVITIES

   Leasehold improvements ......................           -             -                 -
   Goodwill ....................................           -             -                 -
                                                     -------       -------           -------
   Net cash used in financing activities .......           -             -                 -
                                                     -------       -------           -------

FINANCING ACTIVITIES

   Common stock issued for cash ................           _             -             6,000
                                                     -------       -------           -------
   Net cash provided by financing activities ...           _             -             6,000
                                                     -------       -------           -------


INCREASE IN CASH AND CASH EQUIVALENTS

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD         657         6,000             6,000
                                                     -------       -------           -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD .....     $    81       $    81           $    81
                                                     =======       =======           =======

Supplemental Cash Flow Disclosures:

   Cash paid for:
      Interest expense .........................     $     -       $     -
                                                     =======       =======
      Income taxes .............................     $     -       $     -
                                                     =======       =======

            The accompanying notes are an integral part of these financial statements.

                                               - 7 -

                               WE SELL FOR U CORP.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                  June 30, 2008
                                   (unaudited)

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2008, and for all periods presented herein, have been made.

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

Operations
----------

The following discussion should be read in conjunction with the condensed financial statements and segment data and in conjunction with the Company's SB-2 and amended S-1A filed January 25, 2008. Results for interim periods may not be indicative of results for the full year.

During the first fiscal quarter 2008 the Company was focused on preparing the documentation required to be filed with the Securities and Exchange Commission
(SEC). On January 25, 2008 the Company filed a Registration Form SB-2 and S-1A Amendment with the SEC. The Registration Form SB-2 And S-1A Amendment filed January 25, 2008 was deemed effective as of March 7, 2008.

Results of Operations

The Company did not generate any revenue during the quarter ended June 30, 2008.

Total expenses the three (3) months ending June 30, 2008 and were $2076 resulting in an operating loss for the period of $2076. Basic net loss per share amounting to $.0001 for the three (3) months ending June 30, 2008. The higher operating loss in the previous period was a result of higher fees for bookkeeping and professional accounting associated with filing of the Registration Form SB-2 and S-1A with the Securities and Exchange Commission.

General and Administrative expenses consisted primarily of office expenses and bookkeeping for the three (3) months ending June 30, 2008 and were $2076 compared to $ 0 for the same period.

Accounts payable for the period ending June 30, 2008 were 0.

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

No director, officer, or affiliate of the Company and no owner of record or beneficial owner of more than 5.0% of the securities of the Company, or any associate of any such director, officer or security holder is a party adverse to the Company or has a material interest adverse to the Company in reference to pending litigation.

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

                  Dated:   July 11, 2008