Form 10-Q
period 2008-09-30
We Sell For U Corp.
filed 2008-10-15
CIK 1423417

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________________ TO __________________
COMMISSION FILE NUMBER: 333-148855

                               WE SELL FOR U CORP.
                               -------------------
             (Exact name of registrant as specified in its charter)

            FLORIDA                                      26-1568357
            -------                                      ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

700 Shadow Bay Way, Osprey, FL               34229
------------------------------               -----
(Address of principal executive offices)     (Zip Code)

                                 (941) 928-9359
                                 --------------
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
                                 --------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.                         Yes [X] No [ ]

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer  [ ]                      Accelerated filer          [ ]
Non-accelerated filer    [ ]                      Smaller reporting company  [X]
(Do not check if smaller reporting company)

         Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act)                        Yes [ ] No [X]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 14,400,000 shares of common stock are issued and outstanding as of September 30, 2008.

                                TABLE OF CONTENTS
                                                                            Page
                                                                             No.
                                                                            ----
                         PART I. - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheets at September 30, 2008 (unaudited) and
         December 31, 2007 .................................................   4

         Statements of Operations for the three months ended September 30,
         2008 (unaudited) and 2007 (unaudited) and cumulative results of operations from December 26, 2006 (Date of Inception) to
         September 30, 2008 (unaudited) ....................................   5

         Statements of Stockholders' Equity (Deficiency) as of September 30,
         2008 (unaudited) ..................................................   6

         Statements of Cash Flows for the three months ended September 30,
         2008 (unaudited) and 2007 (unaudited) and cumulative results of operations from December 26, 2006 (Date of Inception) to
         September 30, 2008 (unaudited) ....................................   7

         Notes to Financial Statements (unaudited) .........................   8

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations. ............................................   9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk. .......   9

Item 4T  Controls and Procedures. ..........................................  10

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings. ................................................  10

Item 1A. Risk Factors. .....................................................  10

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds. ......  10

Item 3.  Defaults Upon Senior Securities. ..................................  10

Item 4.  Submission of Matters to a Vote of Security Holders. ..............  10

Item 5.  Other Information. ................................................  10

Item 6.  Exhibits. .........................................................  10

           CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this report contain or may contain forward-looking statements. These statements, identified by words such as "plan", "anticipate", "believe", "estimate", "should," "expect" and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward - looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to secure suitable financing to continue with our existing business or change our business and conclude a merger, acquisition or combination with a business prospect, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this report in its entirety, including but not limited to our financial statements and the notes thereto and the risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the "SEC"), particularly our quarterly reports on Form 10-Q and our current reports on Form 8-K. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

                           OTHER PERTINENT INFORMATION

When used in this report, the terms "We Sell," "we," the "Company," "our," and "us" refers to We Sell For U Corp., a Florida corporation.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               We Sell For U Corp.
                          (A Development Stage Company)
                                 Balance Sheets

                                     ASSETS
                                     ------
                                                                       For the
                                                                     Fiscal Year
                                                                        Ended
                                                          9/30/2008   12/31/2007
                                                          ---------  -----------

CURRENT ASSETS
   Cash and cash equivalents ..........................   $ 18,865     $  6,000
      Total current assets ............................     18,865        6,000
                                                          --------     --------

                                                          --------     --------
TOTAL ASSETS ..........................................   $ 18,865     $  6,000
                                                          ========     ========

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
                -------------------------------------------------

CURRENT LIABILITIES
   Loan from Officer (See notes to financial statement)   $            $
                                                          --------     --------
      Total liabilities ...............................   $            $
                                                          --------     --------

STOCKHOLDERS' EQUITY (DEFICIENCY)
   Capital Stock (Note 3)
      Authorized:
         100,000,000 common shares, $0.0001 par value
      Issued and outstanding shares:
         14,400,000a ..................................   $  1,440     $  1,200
      Additional paid-in capital ......................     28,560        4,800
      Deficit accumulated during the development stage     (11,135)           -
                                                          --------     --------
  Total Equity (Deficiency) ...........................   $ 18,865     $  6,000
                                                          --------     --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ............   $ 18,865     $  6,000
                                                          ========     ========

   The accompanying notes are an integral part of these financial statements.

                                    We Sell For U Corp.
                               (A Development Stage Company)
                                 Statements of Operations
                                                                       Cumulative results
                                                                       of operations from
                                       Three Months    Nine Months      November 12, 2007
                                           Ended          Ended        (Date of Inception)
                                         9/30/2008      9/30/2008         to 9/30/2008
                                       ------------    ------------    -------------------
REVENUE ............................              0               0                  0

EXPENSES

   General & Administrtive .........   $      3,716    $     10,327       $     10,327
   Other Expense ...................   $          0    $        808       $        808

Loss for the Period ................   $     (3,716)   $    (11,135)      $    (11,135)
                                       ------------    ------------       ------------


PER SHARE DATA:

   Basic and diliuted loss per share   $     (0.000)   $     (0.000)      $     (0.000)
                                       ============    ============       ============

   Common shares outstanding .......     14,400,000      14,400,000         14,400,000
                                       ============    ============       ============

        The accompanying notes are an integral part of these financial statements.

                                            5

                                          We Sell For U Corp.
                                     (A Development Stage Company)
                            Statements of Stockholders' Equity (Deficiency)
                                                                                  Deficit
                                                                                Accumulated
                                               Common Stock        Additional   During the
                                           ---------------------    Paid-in     Development
                                             Shares      Amount     Capital        Stage      Total
                                           -----------   -------    --------    -----------  --------
Inception - November 12, 2007 ..........             -   $     -    $      -     $      -    $      -

  Common shares, par value $0.0001,
  issued for cash at $0.0005 per
  share on 11/12/07 ....................    12,000,000     1,200       4,800            -       6,000

  Loss for the period ending
     December 31, 2007 .................             -         -           -            -           -
                                           -----------   -------    --------     --------    --------

Balance - December 31, 2007(Audited)
                                            12,000,000     1,200       4,800            -       6,000
                                           ===========   =======    ========     ========    ========

  Loss for the period ending 3/31/08 ...             -         -           -       (5,343)     (5,343)
                                           -----------   -------    --------     --------    --------
Balance - March 31, 2008 (Unaudited)
                                            12,000,000   $ 1,200    $  4,800     $ (5,343)   $    657
                                           ===========   =======    ========     ========    ========

  Loss for the period ending 6/30/08 ...             -         -           -       (2,076)     (2,076)

Balance - June 30, 2008 (Unaudited) ....    12,000,000     1,200       4,800       (7,419)     (1,419)
                                           ===========   =======    ========     ========    ========

  Common shares, par value $0.0001,
  issued at $0.01 per share on 9/30/08 .     2,400,000       240      23,760            -      24,000

  Loss for the period ending 9/30/08 ...             -         -           -       (3,716)     (3,716)
                                           -----------   -------    --------     --------    --------
Balance - September 30, 2008 (Unaudited)
                                            14,400,000     1,440      28,560      (11,135)     18,865
                                           ===========   =======    ========     ========    ========

              The accompanying notes are an integral part of these financial statements.

                                                   6

                                          We Sell For U Corp.
                                     (A Development Stage Company)
                                       Statements of Cash Flows
                                                                                   CUMULATIVE RESULTS
                                                                                   OF OPERATIONS FROM
                                                    THREE MONTHS   NINE MONTHS      NOVEMBER 12, 2007
                                                        ENDED         ENDED        (DATE OF INCEPTION)
                                                      9/30/2008     9/30/2008         TO 9/30/2008
                                                    ------------   -----------     -------------------
OPERATING ACTIVITIES

   Loss for the period .........................      $ (3,716)     $(11,135)           $(11,135)

   Changes in Operating Assets and Liabilities:
     (Increase) decrease in prepaid expenses ...             -             -                   -
     Increase (decrease) in accounts payable ...             -             -                   -
     Increase (decrease) in accrued liabilities              -             -                   -

   Net cash used in operating activities .......        (3,716)      (11,135)            (11,135)

 INVESTING ACTIVITIES

   Leasehold improvements ......................             -             -                   -
   Goodwill ....................................             -             -                   -
                                                      --------      --------            --------
   Net cash used in financing activities .......             -             0                   -
                                                      --------      --------            --------

FINANCING ACTIVITIES

   Common stock issued for cash ................        24,000        24,000              30,000
                                                      --------      --------            --------
   Net cash provided by financing activities ...        24,000        24,000              30,000
                                                      --------      --------            --------

INCREASE IN CASH AND CASH EQUIVALENTS

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD            81         6,000               6,000
                                                      --------      --------            --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD .....      $ 18,865      $ 18,865            $ 18,865
                                                      ========      ========            ========

Supplemental Cash Flow Disclosures:

   Cash paid for:
     Interest expense ..........................      $      -      $      -
                                                      ========      ========
     Income taxes ..............................      $      -      $      -
                                                      ========      ========


              The accompanying notes are an integral part of these financial statements.

                                                   7

                            WE SELL FOR U CORPORATION
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                               September 30, 2008
                                   (unaudited)

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

         The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2008, and for all periods presented herein, have been made.

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

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Overview

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

Results of Operations
---------------------

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

Results of Operations
---------------------

The Company did not generate any revenue during the quarter ended September 30, 2008.

Total expenses the three (3) months ending September 30, 2008 and were $3,716 resulting in an operating loss for the period of $3,716. Basic net loss per share amounting to $.0001 for the three (3) months ending September 30, 2008.

General and Administrative expenses consisted primarily of office expenses and bookkeeping for the three (3) months ending September 30, 2008 and were $3,716 compared to $10,327 for the nine mopnths ended September 30, 2008.

Accounts payable for the period ending September 30, 2008 were 0.

Liquidity and Capital Resources
-------------------------------

At September 30, 2008 we had working capital of $18,865 consisting of cash on hand of $18,865 as compared to working capital of $6,000 at December 31, 2007 which reflected our cash position.

Net cash used in operating activities for the three months ended September 30, 2008 was $3,716 as compared to $11,135 for the nine months ended September 30, 2008.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to a smaller reporting company.

ITEM 4.  CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of August 31, 2008. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of August 31, 2008, our disclosure controls and procedures were not effective. Our conclusion was based on (1) our lack of systematic accounting and disclosure procedures, (2) the lack of development of our IT systems and (3) the lack of hiring and development of new personnel. We attribute all of the identified weaknesses to the formative stage of our organizational development. We currently lack the personnel resources to ensure that our disclosure controls and procedures are adequate. We intend to address the procedural and control issues by adding more formalized accounting procedures.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Not applicable to a smaller reporting company.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS.

31.1 Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer

31.2 Rule 13(a)-14(a)/15(d)-14(a) Certification of principal financial and accounting officer

32.1 Section 1350 Certification of principal executive officer and principal financial and accounting officer

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               We Sell For U Corp.


                               By: /s/ Edward T. Farmer
                                   -------------------
                               Edward Farmer

                               President, Secretary Treasurer,
                               principal executive officer,
                               principal financial and accounting officer and sole Director

                               Dated:  October 8, 2008