Form 10-Q/A
period 2008-09-30
We Sell For U Corp.
filed 2008-10-23
CIK 1423417

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A
                                 AMENDMENT NO. 1
(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

         Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act)                        Yes [X] No [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 14,400,000 shares of common stock are issued and outstanding as of September 30, 2008.

                                EXPLANATORY NOTE

The Company files this Amendment No. 1 to its Form 10-Q for the period ended September 30, 2008, originally filed on October 15, 2008, to correctly identify that the Company is a shell company as defined in Rule 12b-2 of the Exchange Act, and is hereby marked accordingly on the cover page of this Form 10-Q/A. No other data has changed from the original 10-Q for this reporting period.


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
                                                          ========     ========

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
                -------------------------------------------------

CURRENT LIABILITIES
   Loan from Officer (See notes to financial statement)   $            $
                                                          --------     --------
      Total liabilities ...............................   $            $
                                                          --------     --------

STOCKHOLDERS' EQUITY (DEFICIENCY)
   Capital Stock (Note 3)
      Authorized:
         100,000,000 common shares, $0.0001 par value
      Issued and outstanding shares:
         14,400,000 ...................................   $  1,440     $  1,200
      Additional paid-in capital ......................     28,560        4,800
      Deficit accumulated during the development stage     (11,135)           -
                                                          --------     --------
  Total Equity (Deficiency) ...........................   $ 18,865     $  6,000
                                                          --------     --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ............   $ 18,865     $  6,000
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

                               Dated:  October 22, 2008