Form 10-K
period 2008-12-31
We Sell For U Corp.
filed 2009-03-24
CIK 1423417

================================================================================
--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  -------------
                                    FORM 10-K
                                  -------------

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended: December 31, 2008
                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from: _____________ to _____________

                        Commission File Number   333-148855

                               WE SELL FOR U CORP.
             (Exact name of Registrant as specified in its charter)

                                  -------------

              Florida                                     26-1568357
-----------------------------------           ----------------------------------
    (State or Other Jurisdiction                       (I.R.S. Employer
 of Incorporation or Organization)                    Identification No.)



         Level 8, 580 St Kilda Road Melbourne, Victoria, 3004, Australia
               (Address of principal executive offices) (Zip Code)

                               011 (613) 8532 2800
              (Registrant's telephone number, including area code)


                    700 Shadow Bay Way, Osprey, Florida 34229
         (Former name or former address, if changed since last report)

                                  -------------

        Securities registered pursuant to Section 12(b) of the Act: None


--------------------------------------------------------------------------------


        Securities registered pursuant to Section 12(g) of the Act: None

                               Title of each class

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
                                                                 [ ] Yes  [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
                                                                 [ ] Yes  [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                 [X] Yes  [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                                                          [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

     Large accelerated filer  [ ]                Accelerated filer      [ ]
       Non-accelerated filer  [ ]            Smaller reporting company  [X]

Indicate by check mark whether the  registrant is a shell company (as defined in
Rule 12b-2 of the Act).                                           [X] Yes [ ] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

The issuer's securities are listed on the OTCBB under the trading symbol WSFU; however as at June 30, 2008 trading had not yet commenced.

There were 86,400,000 outstanding shares of Common Stock as of March 13, 2009

              APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                                                                 [ ] Yes  [ ] No

                       DOCUMENTS INCORPORATED BY REFERENCE

Not Applicable

---------------------


--------------------------------------------------------------------------------
================================================================================

                                      INDEX

                                     PART I

Item 1.    Business                                                           1
Item 1A.   Risk Factors                                                       2
Item 1B.   Unresolved Staff Comments                                          4
Item 2.    Properties                                                         4
Item 3.    Legal Proceedings                                                  4
Item 4.    Submission of Matters to a Vote of Security Holders                4

                                     PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder
            Matters and Issuer Purchases of Equity Securities                 5
Item 6.    Selected Financial Data                                            6
Item 7.    Management's Discussion and Analysis of Financial Condition
            and Results of Operation                                          7
Item 7A.   Quantitative and Qualitative Disclosures About Market Risk         9
Item 8.    Financial Statements and Supplementary Data                        9
Item 9.    Changes in and Disagreements With Accountants on Accounting
            and Financial Disclosure                                          9
Item 9A.   Controls and Procedures                                           10
Item 9B.   Other Information                                                 11

                                    PART III

Item 10.   Directors, Executive Officers and Corporate Governance            12
Item 11.   Executive Compensation                                            14
Item 12.   Security Ownership of Certain Beneficial Owners and Management
            and Related Stockholder Matters                                  15
Item 13.   Certain Relationships and Related Transactions, and Director
            Independence                                                     15
Item 14.   Principal Accounting Fees and Services                            16

                                     PART IV

Item 15.   Exhibits, Financial Statement Schedules                           17

SIGNATURES

                                     PART I

Item 1         Business

General

       Our name is We Sell For U Corp. and we sometimes refer to ourselves in this Annual Report as "We Sell For U", the "Company" or as "we," "our," or "us."

       We were incorporated in the State of Florida on November 12, 2007.

Description Of Business

Introduction

       We Sell For U Corp. was established with the intention to develop and provide service offerings to facilitate auctions on eBay for individuals and companies who lack the eBay expertise and/or time to list/sell and ship items they wish to sell. Our intent was to partner with local/regional/nationally known "Brick and Mortar "retail and service establishments. These establishments would directly benefit from an additional profit center and with increased store traffic and creation of customers.

       In December 2008, Power Developments Pty Ltd, an Australian corporation ("Power") acquired an 96% interest in We Sell For U from Edward T. Farmer and certain other stockholders. Mr. Farmer resigned as Sole Director and Officer of We Sell For U, Joseph Gutnick was appointed President, Chief Executive Officer and a Director and Peter Lee was appointed Chief Financial Officer and Secretary. Commencing in fiscal 2009, We Sell For U has decided to focus its business on energy and mining opportunities.

Recent Developments

       On January 29, 2009 the Company's Board of Directors declared a 6-for-1 stock split in the form of a stock dividend that was payable in February, 2009 to stockholders of record as of February 14, 2009. An aggregate of 72,000,000 shares of common stock were issued in connection with this dividend.

       The Company has accounted for this bonus issue as a stock split and accordingly, all share and per share data has been retroactively restated.

       Effective March 23, 2009 We Sell For U Corp.("WSFU) entered into an agreement with the Indian Farmers Fertiliser Cooperative ("IFFCO") to explore the commercial viability of generating and/or distributing alternate energy to the Indian market.

       Under the Agreement, WSFU and IFFCO, agree to work together in a collaborative manner in relation to the assessment of alternate energy sources to those in which IFFCO is otherwise engaged, that may be applicable for the Indian market. WSFU shall fund the pilot studies, with IFFCO facilitating WSFU with the relevant government and licensing authorities. The parties may by mutual agreement extend the range of products covered by the Agreement. In the event the parties elect to proceed to full commercialization, WSFU and IFFCO shall be exclusive energy partners, with WSFU having access to IFFCO's cooperative members and distribution network.

Employees

       We use temporary employees in our activities. The services of our Chief Executive Officer, Joseph Gutnick and Chief Financial Officer and Secretary, Peter Lee, as well as clerical employees are provided to us on a part-time as needed basis pursuant to a Service Agreement (the "Service Agreement") between us and AXIS Consultants Pty Limited ("AXIS") effective from January 1, 2009. AXIS also provides us with office facilities, equipment, administration and clerical services in Melbourne Australia pursuant to the Service Agreement. The Service Agreement may be terminated by written notice by either party.

       Other than this, we rely primarily upon consultants to accomplish our activities. We are not subject to a union labour contract or collective bargaining agreement.

Item 1A        Risk Factors

       You should carefully consider each of the following risk factors and all of the other information provided in this Annual Report before purchasing our common stock. An investment in our common stock involves a high degree of risk, and should be considered only by persons who can afford the loss of their entire investment. The risks and uncertainties described below are not the only ones we face. There may be additional risks and uncertainties that are not known to us or that we do not consider to be material at this time. If the events described in these risks occur, our business, financial condition and results of operations would likely suffer. Additionally, this Annual Report contains forward-looking statements that involve risks and uncertainties. Our actual results may differ significantly from the results discussed in the forward-looking statements. This section discusses the risk factors that might cause those differences.

Risk Factors

Risks of Our Business

We Lack an Operating History And Have Losses Which We Expect To Continue Into the Future.

       To date we have no source of revenue. We have no operating history as an energy or mining company upon which an evaluation of our future success or failure can be made. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

   - our ability to locate and obtain property with potential economically viable mineral reserves.

   - our ability to raise the capital necessary to conduct exploration and preserve our interest in the mineral claims on identified properties, increase our interest in the mineral claims and continue as an exploration and mining company; and

   - our ability to generate revenues and profitably operate a mine on the property covered by our mineral claims.

   - our ability to identify suitable energy opportunities and to raise sufficient capital to turn such opportunities into economically viable business units. Effective March 23, 2009 the Company entered into an agreement with the Indian Farmers Fertiliser Cooperative to explore the commercial viability of generating and/or distributing alternate energy to the Indian market.

The Report Of Our Independent Registered Public Accounting Firm Contains An Explanatory Paragraph Questioning Our Ability To Continue As A Going Concern.

       The report of our independent registered public accounting firm on our financial statements as of December 31, 2008 and 2007, and for the year ended December 31, 2008 and for the period November 12, 2007 to December 31, 2007, includes an explanatory paragraph questioning our ability to continue as a going concern. This paragraph indicates that we have no assets, have not yet commenced revenue producing operations and have accumulated losses of $30,000 which conditions raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustment that might result from the outcome of this uncertainty.

We Are A Small Operation And Do Not Have Significant Capital.

       Because we will have limited working capital, we must limit our activities. If we are unable to raise the capital required to undertake adequate activities, including locating and obtaining suitable properties and/or finding a suitable business, we may not find commercial minerals even though the identified properties may contain commercial minerals or we may miss opportunities to acquire suitable businesses. If we do not find commercial minerals or cannot find suitable businesses we may be forced to cease operations and you may lose your entire investment.

If Our Officers And Directors Stopped Working For Us, We Would Be Adversely Impacted.

       None of our other officers or directors works for us on a full-time basis. There are no proposals or definitive arrangements to compensate our officers and directors or to engage them on a full-time basis. They each rely on other business activities to support themselves. They each have a conflict of interest in that they are officers and directors of other companies. You must rely on their skills and experience in order for us to reach our objective. We have no employment agreements or key man life insurance policy on any of them. The loss of some or all of these officers and directors could adversely affect our ability to carry on business and could cause you to lose part or all of your investment.

We are substantially dependent upon AXIS To Carry Out Our Activities

       We are substantially dependent upon AXIS for our senior management, financial and accounting, corporate legal and other corporate headquarters functions. For example, each of our officers is employed by AXIS and, as such, is required by AXIS to devote substantial amounts of time to the business and affairs of the other shareholders of AXIS.

       Pursuant to a services agreement, AXIS provides us with office facilities, administrative personnel and services, management and geological staff and services. No fixed fee is set in the agreement and we are required to reimburse AXIS for any direct costs incurred by AXIS for us. In addition, we pay a proportion of AXIS indirect costs based on a measure of our utilization of the facilities and activities of AXIS plus a service fee of not more than 15% of the direct and indirect costs. AXIS has not charged a service fee for this fiscal year. This service agreement may be terminated by us or AXIS on 60 days' notice. See "Certain Relationships and Related Party Transactions."

Future Sales of Common Stock Could Depress The Price Of Our Common Stock

       Future sales of substantial amounts of common stock pursuant to Rule 144 under the Securities Act of 1933 or otherwise by certain stockholders could have a material adverse impact on the market price for the common stock at the time. As at March 13, 2009, there were 82,800,000 outstanding shares of common stock which are deemed "restricted securities" as defined by Rule 144 under the Securities Act or control securities. Under certain circumstances, these shares may be sold without registration pursuant to the provisions of Rule 144 following the expiration of one year after the Company ceases to be a shell company. In general, under rule 144, a person (or persons whose shares are aggregated) who has satisfied a six-month holding period and who is not an affiliate of the Company may sell restricted securities without limitation as long as the Company is current in its SEC reports. A person who is an affiliate of the Company may sell within any three-month period a number of restricted securities and/or control securities which does not exceed the greater of one (1%) percent of the shares outstanding or the average weekly trading volume during the four calendar weeks preceding the notice of sale required by Rule
144. In addition, Rule 144 permits, under certain circumstances, the sale of restricted securities by a non-affiliate without any limitations after a one-year holding period. Any sales of shares by stockholders pursuant to Rule 144 may have a depressive effect on the price of our Common stock.

Our Common Stock Is Traded Over the Counter, Which May Deprive Stockholders Of The Full Value Of Their Shares

       Our common stock is quoted via the Over The Counter Bulletin Board (OTCBB). As such, our common stock may have fewer market makers, lower trading volumes and larger spreads between bid and asked prices than securities listed on an exchange such as the New York Stock Exchange or the NASDAQ Stock Market. These factors may result in higher price volatility and less market liquidity for the common stock.

A Low Market Price May Severely Limit The Potential Market For Our Common Stock

       Our common stock is currently trading at a price substantially below $5.00 per share, subjecting trading in the stock to certain SEC rules requiring additional disclosures by broker-dealers. These rules generally apply to any equity security that has a market price of less than $5.00 per share, subject to certain exceptions (a "penny stock"). Such rules require the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and institutional or wealthy investors. For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to the sale. The broker-dealer also must disclose the commissions payable to the broker-dealer, current bid and offer quotations for the penny stock and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market. Such information must be provided to the customer orally or in writing before or with the written confirmation of trade sent to the customer. Monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stock. The additional burdens imposed upon broker-dealers by such requirements could discourage broker-dealers from effecting transactions in our common stock.

Item 1B        Unresolved Staff Comments

       As of December 31, 2008, we do not have any Securities and Exchange Commission staff comments that have been unresolved for more than 180 days.

Item 2         Properties

       The Company occupies certain executive and office facilities in Melbourne, Victoria, Australia which are provided to it pursuant to the Service Agreement with AXIS. See "Item 1- Business- Employees" and "Item 12- Certain Relationships and Related Transactions". The Company believes that its administrative space is adequate for its current needs.

Item 3         Legal Proceedings

       There are no pending legal proceedings to which the Company is a party, or to which any of its property is the subject, which the Company considers material.

Item 4         Submission of Matters to a Vote of Security Holders

       Not Applicable

                                     PART II

Item 5         Market for Common Equity and Related Stockholder Matters

Market Information

       Our common stock is traded in the over-the-counter market and quoted on the OTC-Bulletin Board under the symbol "WSFU", however as at December 31, 2008 trading had not yet commenced. Therefore, no table of high/low bid prices is presented in this report.

       As of December 31, 2008 and as at March 13, 2009, there were 86,400,000 shares of common stock issued and outstanding.

Dividends

       To date we have not paid any cash dividends on our common stock and we do not expect to declare or pay any cash dividends on our common stock in the foreseeable future. Payment of any dividends will depend upon our future earnings, if any, our financial condition, and other factors deemed relevant by the Board of Directors.

       On January 29, 2009 the Company's Board of Directors declared a 6-for-1 stock split in the form of a stock dividend that was payable in February, 2009 to stockholders of record as of February 14, 2009. An aggregate of 72,000,000 shares of common stock were issued in connection with this dividend.

Shareholders

       As of December 31, 2008 the Company had approximately 25 shareholders of record.

Transfer Agent

       Our United States Transfer Agent and Registrar is Continental Stock Transfer & Trust Company.

Item 6         Selected Financial Data

       Our selected financial data presented below for the year ended December 31, 2008 and the period ended December 31, 2007, and the balance sheet data at December 31, 2008 and 2007 have been derived from financial statements, which have been audited by PKF, Certified Public Accountants, a Professional Corporation. The selected financial data should be read in conjunction with our financial statements for the year ended December 31, 2008 and the period ended December 31, 2007, and Notes thereto, which are included elsewhere in this Annual Report.

(Statement of Operations Data)


                                                    2008        2007

Revenues                                              $-          $-
                                             ------------------------
                                                       -           -

Costs and expenses                                30,000           -
                                             ------------------------

Loss from operations                             (30,000)          -

Other income (loss)                                   (-)          -
                                             ------------------------

Profit (loss) before income taxes                (30,000)          -

Provision for income taxes                             -           -
                                             ------------------------

Net profit (loss)                                (30,000)          -
                                             ------------------------

                                                      $
Net profit (loss) per share
on continuing operations                           (0.00)      (0.00)
                                             ------------------------

Weighted average number
of shares outstanding (000's)                     75,864      72,000
                                             ------------------------

Balance Sheet Data
                                                      $           $
Total assets                                           -       6,000
Total liabilities                                      -           -
                                             ------------------------

Stockholders' equity                                   -       6,000
                                             ------------------------

Item 7. Management's Discussion and Analysis of Financial Condition or Plan of Operation

General

       The following discussion and analysis of our financial condition and plan of operation should be read in conjunction with the Financial Statements and accompanying notes and the other financial information appearing elsewhere in this report. This report contains numerous forward-looking statements relating to our business. Such forward-looking statements are identified by the use of words such as believes, intends, expects, hopes, may, should, plan, projected, contemplates, anticipates or similar words. Actual operating schedules, results of operations, ore grades and mineral deposit estimates and other projections and estimates could differ materially from those projected in the forward-looking statements.

Overview

       We Sell For U Corp. was established with the intention to develop and provide service offerings to facilitate auctions on eBay for individuals and companies who lack the eBay expertise and/or time to list/sell and ship items they wish to sell. Our intent was to partner with local/regional/nationally known "Brick and Mortar "retail and service establishments. These establishments would directly benefit from an additional profit center and with increased store traffic and creation of customers.

       In December 2008, Power Developments Pty Ltd, an Australian corporation ("Power") acquired an 96% interest in We Sell For U from Edward T. Farmer and certain other stockholders. Mr. Farmer resigned as Sole Director and Officer of We Sell For U, Joseph Gutnick was appointed President, Chief Executive Officer and a Director and Peter Lee was appointed Chief Financial Officer and Secretary. Commencing in fiscal 2009, We Sell For U has decided to focus its business on energy and mining opportunities.

       We have incurred net losses since our inception and may continue to incur substantial and increasing losses for the next several years. Since inception we have incurred accumulated losses of $30,000 which was funded by the sale of equity securities.

Results of Operations

Year ended December 31, 2008

       We are a start-up company and have not generated any revenues since inception.

       General and administrative and other expenses consists mainly of consulting fees, legal and accounting fees, filing fees, stock transfer agent fees and other miscellaneous expenses. General and administrative and other expenses for the year ended December 31, 2008 were $30,000. There were no expenses incurred during the period from November 12, 2007 (Inception) to December 31, 2007.

Liquidity and Capital Resources

       For the fiscal year 2008, net cash used in operating activities was $30,000 primarily consisting of amounts spent on general and administrative and other expenses.

       Financing activities in 2008 consisted of the issuance of 2,400,000 shares for proceeds of $24,000 pursuant to a public offering of our securities, filed with the SEC and made effective on March 7, 2008.

       The Company's ability to continue operations through fiscal 2009 is dependent upon future funding from affiliated entities, capital raisings, or its ability to commence revenue producing operations and positive cash flows.

       The Company continues to search for additional sources of capital, as and when needed; however, there can be no assurance funding will; be successfully obtained. Even if it is obtained, there is no assurance that it will not be secured on terms that are highly dilutive to existing shareholders.

       The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of We Sell For U Corp. as a going concern. However, We Sell For U Corp. has no assets, has not yet commenced revenue producing operations and has sustained recurring losses since inception.

Cautionary "Safe Harbour" Statement under the United States Private Securities Litigation Reform Act of 1995.

       Certain information contained in this Form 10-K are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 ("the Act"), which became law in December 1995. In order to obtain the benefits of the "safe harbor" provisions of the Act for any such forward-looking statements, we wish to caution investors and prospective investors about significant factors which, among others, have in some cases affected our actual results and are in the future likely to affect our actual results and cause them to differ materially from those expressed in any such forward-looking statements. This Form 10-K contains forward-looking statements relating to future financial results. Actual results may differ as a result of factors over which we have no control, including, without limitation, the risks of exploration and development stage projects, political risks of development in foreign countries, risks associated with environmental and other regulatory matters, mining risks and competitors, the volatility of commodity prices and movements in foreign exchange rates.

Impact of Australian Tax Law

       On December 28, 2008 the management and control of We Sell For U was effectively transferred to Australia making the company an Australian resident corporation under Australian law. Australian resident corporations are subject to Australian income tax on their non-exempt worldwide assessable income (which includes capital gains), less allowable deductions, at the rate of 30%. Foreign tax credits are allowed where tax has been paid on foreign source income, provided the tax credit does not exceed 30% of the foreign source income.

       Under the U.S./Australia tax treaty, a U.S. resident corporation such as us is subject to Australian income tax on net profits attributable to the carrying on of a business in Australia through a "permanent establishment" in Australia. A "permanent establishment" is a fixed place of business through which the business of an enterprise is carried on. The treaty limits the Australian tax on interest and royalties paid by an Australian business to a U.S. resident to 10% of the gross interest or royalty income unless it relates to a permanent establishment. Although we consider that we do not have a permanent establishment in Australia, it may be deemed to have such an establishment due to the location of its administrative offices in Melbourne. In addition we may receive interest or dividends from time to time.

Impact of Australian Governmental, Economic, Monetary or Fiscal Policies

       Although Australian taxpayers are subject to substantial regulation, we believe that our operations are not materially impacted by such regulations nor is it subject to any broader regulations or governmental policies than most Australian taxpayers.

Impact of Recent Accounting Pronouncements

       For a discussion of the impact of recent accounting pronouncements on the Company's financial statements, see Note 2 to the Company's Financial Statements which are included elsewhere in this Annual Report.

Item 7A.       Quantitative and Qualitative Disclosures about Market Risk

       At December 31, 2008, the Company had no outstanding borrowings under Loan Facilities.

Item 8.        Financial Statements

       See F Pages

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

a) Dismissal of Previous Independent Accountant.

  i. By letter dated, January 27, 2009, We Sell For U Corp., a Florida corporation (the "Company") informed Moore & Associates, Charted ("Moore"), that the client - auditor relationship between the Company and Moore had ceased.

  ii. The former accountant's report on our financial statements did not contain any adverse opinions or disclaimers of opinions and was not qualified or modified as to any uncertainty except that the report of Moore, for the period of Inception on November 12, 2007 to December 31, 2007 indicated conditions which raised substantial doubt about the Company's ability to continue as a going concern.

  iii. The decision to change accountants was approved by the Board of Directors of the Company.

  iv. During the period from Inception on November 12, 2007 to December 31, 2007 and subsequent interim periods prior to the change in auditors there were no (1) disagreements with Moore on any matter of accounting principles or practices, financial statement disclosures or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Moore, would have caused them to make reference to the subject matter of the disagreement in connection with their report on the financial statements such period or (2) reportable events of the kind described in Item 304(a)(1)(v) of Regulation S-K.

  v. The Company provided Moore with a copy of the above disclosures on January 27, 2009 and requested that Moore furnish a letter addressed to the Securities and Exchange Commission stating whether it agrees with the statements made by the Company, and if not, stating the respects in which it does not agree.

       A copy of such letter is filed as an exhibit to Form 8-K dated January 29, 2009.

b) Appointment of New Independent Accountant

  i. Effective as of January 29, 2009, the Company engaged PKF, Certified Public Accountants, a Professional Corporation (PKF) as the Company's new independent registered public accounting firm to audit the Company's financial statements as of December 31, 2008 and 2007 and for each of the periods then ended. The decision to change accountants was approved by the Board of Directors of the Company as of January 27, 2009.

  ii. During the period of Inception on November 12, 2007 to December 31, 2007 and the subsequent interim period preceding such engagement, the Company has not consulted PKF regarding either (a) the application of accounting principles to any completed or contemplated transaction, or the type of audit opinion that might be rendered on the Company's financial statements; or (b) any matter that was either the subject of a disagreement as defined in Item 304(a)(1)(iv) of Regulation S-K or a reportable event as described in Item 304(a)(1)(v) of Regulation S-K.

  iii. The Company have provided a copy of the disclosures in this report to PKF and offered them the opportunity to furnish a letter to the Commission contemplated by Item 304(a)(2)(ii)(D) of Regulation S-K. PKF has advised that it does not intend to furnish such a letter to the Commission.

Item 9A        Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

              Our principal executive officer and our principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as amended) as of the end of the period covered by this report. Based on that evaluation, such principal executive officer and principal financial officer concluded that, the Company's disclosure control and procedures were effective as of the end of the period covered by this report.

(b) Management's Report on Internal Control over Financial Reporting

              Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d - 15(f) under the Securities Exchange Act of 1934, as amended. Under the supervision of management and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation of internal control over financial reporting, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

              This annual report does not include an attestation report of the registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

(c) Change in Internal Control over Financial Reporting.

              No change in our internal control over financial reporting occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

(d) Other.

              We believe that a controls system, no matter how well designed and operated, can not provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Item 9B        Other Information

       None.

                                    PART III

Item 10.       Directors and Executive Officers and Corporate Governance

       The following table sets forth our directors and officers, their ages and all offices and positions with our company. Officers and other employees serve at the will of the Board of Directors.


Name                       Age         Position(s) Held

Joseph Gutnick             56          Chairman of the Board, President, Chief
                                       Executive Officer and Director


Peter Lee                  51          Secretary, Chief Financial Officer
                                       and Principal Accounting Officer

Joseph Gutnick

       Mr. Gutnick has been President and Chief Executive Officer since December 2008. He has been a Director of numerous public listed companies in Australia specialising in the mining sector since 1980 and is currently President and CEO of Legend International Holdings Inc and Golden River Resources Corporation, US corporations listed on the OTC market and President CEO of Northern Capital Resources Corporation, Yahalom International Resources Corporation, Calvert River Resources, Inc., US corporations and Chairman and Managing Director of Quantum Resources Limited. Mr. Gutnick was previously a Director of the World Gold Council. He is a Fellow of the Australasian Institute of Mining & Metallurgy and the Australian Institute of Management and a Member of the Australian Institute of Company Directors.

Peter Lee

       Mr. Lee has been Chief Financial Officer and Principal Accounting Officer since December 2008. Mr Lee is a Member of the Institute of Chartered Accountants in Australia, a Fellow of Chartered Secretaries Australia Ltd., a Member of the Australian Institute of Company Directors and holds a Bachelor of Business (Accounting) from Royal Melbourne Institute of Technology. He has over 25 years commercial experience and is currently CFO and Secretary of Legend International Holdings Inc and Golden River Resources Corporation, US corporations listed on the OTC market, Northern Capital Resources Corporation, Yahalom International Resources Corporation, Calvert River Resources, Inc and Company Secretary of a listed public company in Australia.

       The Company's sole director has been appointed for a one-year term which expires in December 2009.

       Directors need not be stockholders of the company or residents of the State of Florida. Directors are elected for an annual term and generally hold office until the next Directors have been duly elected and qualified. Directors may receive compensation for their services as determined by the Board of Directors. A vacancy on the Board may be filled by the remaining Directors even though less than a quorum remains. A Director appointed to fill a vacancy remains a Director until his successor is elected by the Stockholders at the next annual meeting of Shareholder or until a special meeting is called to elect Directors.

Board, Audit Committee and Remuneration Committee Meetings

       Our Board of Directors consists of one director. During fiscal 2008, our Board of Directors met once. The Board of Directors also uses resolutions in writing to deal with certain matters, and during fiscal 2008, four resolutions in writing were signed by all Directors.

       We do not have a nominating committee. Historically our entire Board has selected nominees for election as directors. The Board believes this process has worked well thus far particularly since it has been the Board's practice to require unanimity of Board members with respect to the selection of director nominees. In determining whether to elect a director or to nominate any person for election by our stockholders, the Board assesses the appropriate size of the Board of Directors, consistent with our bylaws, and whether any vacancies on the Board are expected due to retirement or otherwise. If vacancies are anticipated, or otherwise arise, the Board will consider various potential candidates to fill each vacancy. Candidates may come to the attention of the Board through a variety of sources, including from current members of the Board, stockholders, or other persons. The Board of Directors has not yet had the occasion to, but will, consider properly submitted proposed nominations by stockholders who are not directors, officers, or employees of We Well For U on the same basis as candidates proposed by any other person.

Audit Committee

       At December 31, 2008, the Company had not formed an audit committee or adopted an audit committee charter. In lieu of an audit committee, the Company's board of directors assumes the responsibilities that would normally be those of an audit committee. Given the limited scope of the Company's operations to date, the Board of Directors does not at present have a director that would qualify as an audit committee financial expert under the applicable federal securities law regulations.

Remuneration Committee

       At December 31, 2008, the Company had not formed a remuneration committee or adopted a remuneration committee charter. In lieu of an remuneration committee, the Company's board of directors assumes the responsibilities that would normally be those of an remuneration committee.

Code of Ethics

       We have adopted a Code of Conduct and Ethics and it applies to all Directors, Officers and employees. A copy of the Code of Conduct and Ethics is posted on our website at www.wsfucorp.com and we will provide a copy to any person without charge. If you require a copy, you can download it from our website or alternatively, contact us by facsimile or email and we will send you a copy.

Stockholder Communications with the Board

       Stockholders who wish to communicate with the Board of Directors should send their communications to the Chairman of the Board at the address listed below. The Chairman of the Board is responsible for forwarding communications to the appropriate Board members.

       Mr. Joseph Gutnick
       We Sell For U Corp.
       P.O. Box 6315 St. Kilda Road
       Central Melbourne, Victoria 8008 Australia

Section 16(a) Beneficial Ownership Reporting Compliance

       Not applicable.

Item 11.       Executive Compensation.

       The following table sets forth the annual salary, bonuses and all other compensation awards and pay outs on account of our Chief Executive Officer for services rendered to us during the fiscal years ended December 31, 2008. No other executive officer received more than US$100,000 per annum during this period.

Summary Compensation Table

-------------- ------ ----------- -------- ---------- ----------- ------------ ------------- ------------ -----------
Name and       Year   Salary      Bonus    Stock      Option      Non-Equity   Change in     All Other    Total
Principal                                  Awards     Awards      Incentive    Pension       Compensation
Position                                                          Plan         Value and
                                                                  Compensation Nonqualified
                                                                               Deferred
                                                                               Compensation
                                                                               Earnings
-------------- ------ ----------- -------- ---------- ----------- ------------ ------------- ------------ -----------
Joseph         2008           $-        -          -           -            -             -            -          $-
Gutnick,
Chairman of
the Board,
President
and CEO (1)
-------------- ------ ----------- -------- ---------- ----------- ------------ ------------- ------------ -----------
Edward T       2008           $-        -          -           -            -             -            -          $-
Famer,         2007           $-        -          -           -            -             -            -          $-
Director and
CEO (2)
-------------- ------ ----------- -------- ---------- ----------- ------------ ------------- ------------ -----------

 1.  Joseph Gutnick appointed December 28, 2008.
 2.  Edward Farmer appointed November 12, 2007 and resigned December 28, 2008.


       We have a policy that we will not enter into any transaction with an officer, Director or affiliate of the Company or any member of their families unless the terms of the transaction are no less favourable to us than the terms available from non-affiliated third parties or are otherwise deemed to be fair to the Company at the time authorised.

Outstanding Equity Awards at Fiscal Year-End

       It is our policy to reimburse Directors for reasonable travel and lodging expenses incurred in attending Board of Directors meetings.

Principal Officers Contracts

       The principal officers do not have any employment contracts.

Compensation of Directors

       The Company's sole director did not receive any compensation during fiscal 2008.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

       The following table sets forth certain information regarding the beneficial ownership of our common stock by each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, each of our directors and named executive officers, and all of our directors and executive officers as a group as of March 20, 2009.

----------------------------- --------------------------------- ------------------------- ---------------
Title of                      Name and Address                  Amount and nature of      Percentage
Class                         of Beneficial Owner*              Beneficial Owner          of class (1)
----------------------------- --------------------------------- ------------------------- ---------------

Shares of common stock        Joseph Gutnick                        82,800,000      (2)       95.83

----------------------------- --------------------------------- ------------------------- ---------------
                              All officers and Directors
                              as a group                            82,800,000                95.83

----------------------------- --------------------------------- ------------------------- ---------------

 * Unless otherwise indicated, the address of each person is c/o We Sell For U Corp., Level 8, 580 St. Kilda Road, Melbourne, Victoria 3004 Australia

Notes:

(1) Based on 86,400,000 shares outstanding as of March 20, 2009. Gives effect to a 6 for 1 stock split in the form of a dividend that was effected as of February 2009.
(2) Includes 82,800,000 shares owned by Power Developments Pty Ltd, of which Mr Joseph Gutnick is the sole Director and stockholder.

Item 13.       Certain Relationships and Related Transactions

       We are one of eight affiliated companies under common management. Each of the companies has some common Directors, officers and shareholders. In addition, each of the companies is substantially dependent upon AXIS for its senior management and administration staff. It is the intention of the affiliated companies and respective Boards of Directors that any arrangements or transactions between the companies should accommodate the respective interest of the relevant affiliated companies in a manner which is fair to all parties and equitable to the shareholders of each. Currently, there are no material arrangements or planned transactions between the Company and any of the other affiliated companies other than AXIS.

       AXIS is paid by each company for the costs incurred by it in carrying out the administration function for each such company. Pursuant to the Service Agreement, AXIS performs such functions as payroll, maintaining employee records required by law and by usual accounting procedures, providing insurance, legal, human resources, company secretarial, land management, certain exploration and mining support, financial, accounting advice and services. AXIS procures items of equipment necessary in the conduct of the business of the Company. AXIS also provides for the Company various services, including but not limited to the making available of office supplies, office facilities and any other services as may be required from time to time by the Company as and when requested by the Company.

       We are required to reimburse AXIS for any direct costs incurred by AXIS for the Company. In addition, we are required to pay a proportion of AXIS's overhead cost based on AXIS's management estimate of our utilisation of the facilities and activities of AXIS plus a service fee of not more than 15% of the direct and overhead costs. Amounts invoiced by AXIS are required to be paid by us. We are also not permitted to obtain from sources other than AXIS, and we are not permitted to perform or provide ourselves, the services contemplated by the Service Agreement, unless we first requests AXIS to provide the service and AXIS fails to provide the service within one month.

       The Service Agreement may be terminated by AXIS or ourselves upon 60 days prior notice. If the Service Agreement is terminated by AXIS, we would be required to independently provide, or to seek an alternative source of providing, the services currently provided by AXIS. There can be no assurance that we could independently provide or find a third party to provide these services on a cost-effective basis or that any transition from receiving services under the Service Agreement will not have a material adverse effect on us. Our inability to provide such services or to find a third party to provide such services may have a material adverse effect on our operations.

       In accordance with the Service Agreement, AXIS provides the Company with the services of our Chief Executive Officer, Chief Financial Officer and clerical employees, as well as office facilities, equipment, administrative and clerical services. We pay AXIS for the actual costs of such facilities plus a maximum service fee of 15%.

Transactions with Management

       We have a policy that we will not enter into any transaction with an Officer, Director or affiliate of us or any member of their families unless the transaction is approved by a majority of our disinterested non-employee Directors and the disinterested majority determines that the terms of the transaction are no less favourable to us than the terms available from non-affiliated third parties or are otherwise deemed to be fair to us at the time authorised.

Item 14.       Principal Accounting Fees and Services

       The following table shows the audit fees that were billed or are expected to be billed by PKF and Moore for fiscal 2008 and 2007.

                                    PKF       PKF          Moore     Moore
                                    ---       ---          -----     -----
                                   2008      2007           2008      2007
                                   ----      ----           ----      ----

   Audit fees                   $15,000        $-         $4,500    $3,000
   Audit related fees                 -         -              -         -
   Tax fees                           -         -              -         -
                             ---------------------    ---------------------
   Total                        $15,000        $-         $4,500    $3,000
                             =====================    =====================

       Audit fees were for the audit of our annual financial statements, review of financial statements included in our 10-Q quarterly reports, and services that are normally provided by independent auditors in connection with our other filings with the SEC. This category also includes advice on accounting matters that arose during, or as a result of, the audit or review of our interim financial statements.

                                     PART IV

Item 15.       Exhibits, Financial Statement Schedules

(a)    Financial Statements and Notes thereto.

       The Financial Statements and Notes thereto listed on the Index at page 21 of this Annual Report on Form 10-K are filed as a part of this Annual Report.

(b)    Exhibits

       The Exhibits to this Annual Report on Form 10-K are listed in the Exhibit Index at page 20 of this Annual Report.

                                   SIGNATURES


       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorised.


                                           WE SELL FOR U CORP.

                                           (Registrant)


                                           By: /s/ Peter Lee
                                               ------------------------------
                                               Peter J Lee
                                               Secretary,
                                               Chief Financial Officer
                                               and Principal Financial
                                               Accounting Officer


Dated: March 24, 2009

                            FORM 10-K Signature Page


       Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.


Signature                        Title                               Date


1.  /s/ Joseph I. Gutnick
    -----------------------      Chairman of the Board,
    Joseph Gutnick               President and Chief Executive
                                 Officer (Principal Executive
                                 Officer), and Director          March 24, 2009


2.  /s/ Peter Lee
    -----------------------      Secretary,
    Peter Lee                    Chief Financial Officer and
                                 Principal Financial and
                                 Accounting Officer              March 24, 2009

                                  EXHIBIT INDEX

Incorporated by            Exhibit
Reference to:              No          Exhibit


(1)    Exhibit 3.1         3.1         Articles of Incorporation of WE SELL FOR
                                        U Corp.
(1)    Exhibit 3.2         3.2         Bylaws of WE SELL FOR U Corp.
(1)    Exhibit 4.1         4.1         Specimen Stock Certificate of WE SELL FOR
                                        U Corp.
(1)    Exhibit 5.1         5.1         Opinion of Counsel
       *                  10.4         Service Agreement dated January 30, 2009,
                                        by and between the Registrant and AXIS
                                        Consultants Pty Ltd.
       *                  16.1         Letter from former independent accountant
       *                  31.1         Certification pursuant to 18 U.S.C.
                                        Section 1350 as adopted pursuant to
                                        Section 302 of the Sarbanes-Oxley Act of
                                        2002 by Joseph Issac Gutnick
       *                  31.2         Certification pursuant to 18 U.S.C.
                                        Section 1350 as adopted pursuant to
                                        Section 302 of the Sarbanes-Oxley Act of
                                        2002 by Peter James Lee
       *                  32.1         Certification pursuant to 18 U.S.C.
                                        Section 1350 as adopted pursuant to
                                        Section 906 of the Sarbanes-Oxley Act of
                                        2002 by Joseph Issac Gutnick
       *                  32.2         Certification pursuant to 18 U.S.C.
                                        Section 1350 as adopted pursuant to
                                        Section 906 of the Sarbanes-Oxley Act of
                                        2002 by Peter James Lee

       * Filed herewith


(1)    Registrant's Registration Statement on Form S-1/A (File No. 333-148855).

Financial Statements as of December 31, 2008 and 2007 and for the year ended December 31, 2008 and the period November 12, 2007 through December 31, 2007.

We Sell For U Corp.
Audited Financial Statements for the Company as of December 31, 2008 and 2007 and for the year ended December 31, 2008 and the period November 12, 2007 through December 31, 2007.

                               WE SELL FOR U CORP.


                              Financial Statements

                           December 31, 2008 and 2007

         (with Report of Independent Registered Public Accounting Firm)

CONTENTS


                                                                           Page


Report of Independent Registered Public Accounting Firm                    F-3

Balance Sheet                                                              F-4

Statements of Operations                                                   F-5

Statements of Stockholders' Equity                                         F-6

Statements of Cash Flows                                                   F-7

Notes to Financial Statements                                       F-8 - F-11

             Report of Independent Registered Public Accounting Firm
             -------------------------------------------------------



To the Board of Directors and Stockholders of We Sell For U Corp.

       We have audited the accompanying balance sheet of We Sell For U Corp. as of December 31, 2008 and 2007, and the related statements of operations, stockholders' equity and cash flows for the year ended December 31, 2008 and the period November 12, 2007 to December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

       We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

       In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of We Sell For U Corp. at December 31, 2008 and 2007, and the results of its operations and its cash flows for the year ended December 31, 2008 and for the period November 12, 2007 to December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

       The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As described in note 1, at December 31, 2008 the Company has no assets, has not yet commenced revenue producing operations and has accumulated losses of $30,000. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management's plans in regard to these matters are also discussed in note 1.






                                                   PKF
                                                   Certified Public Accountants
                                                   A Professional Corporation

New York, NY
March 23, 2009

                               WE SELL FOR U CORP.
                                  Balance Sheet
                           December 31, 2008 and 2007

                                                                $            $
                                                             2008         2007
                                                             ----         ----


ASSETS

Current Assets:
Cash                                                            -        6,000
                                                     --------------------------
Total Current Assets                                            -        6,000
                                                     --------------------------

Total Assets                                                    -        6,000
                                                     ==========================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable and Accrued Expenses                           -            -
                                                     --------------------------
Total Current Liabilities                                       -            -
                                                     --------------------------

Total Liabilities                                               -            -
                                                     --------------------------

Stockholders' Equity:
Common stock: $.0001 par value
100,000,000 shares authorised,
and 86,400,000 shares issued and outstanding
at December 31, 2008 and 72,000,000 shares
issued and outstanding at December 31, 2007                 8,640        7,200
Additional Paid-in-Capital                                 22,560            -
Accumulated (Deficit)                                     (31,200)      (1,200)
                                                     --------------------------
Total Stockholders' Equity                                     -         6,000
                                                     --------------------------

Total Liabilities and Stockholders' Equity                     -         6,000
                                                     ==========================


See Notes to Financial Statements

                               WE SELL FOR U CORP.
                            Statements of Operations

                                                           Year   November 12,
                                                          Ended        2007 to
                                                   December 31,   December 31,
                                                           2008           2007
                                                           ----           ----

Revenues                                                     $-             $-
                                                   ----------------------------

Cost and expenses

General & Administrative                                 29,192              -
Other                                                       808              -
                                                   ----------------------------

                                                         30,000              -
                                                   ----------------------------

(Loss) before Income Tax                                (30,000)             -
Provision for Income Tax                                      -              -
                                                   ----------------------------

Net (Loss)                                              (30,000)             -
                                                   ============================

Basic net (Loss) per Common Equivalent Shares             (0.00)         (0.00)
                                                   ============================

Weighted Number of Common Equivalent
Shares Outstanding (000's)                               75,864         72,000
                                                   ============================


See Notes to Financial Statements

                               WE SELL FOR U CORP.
                       Statements of Stockholders' Equity

                                                    Common     Additional
                                                    Stock      Paid-in    Accumulated
                                      Shares        Amount     Capital     (Deficit)       Total
                                      ------        ------     -------     ---------       -----

                                                         $           $             $           $
                                  ---------------------------------------------------------------

Inception, November 12, 2007                 -           -           -             -           -

Issuance of 72,000,000 shares       72,000,000       7,200           -        (1,200)      6,000

Net (loss)                                   -           -           -             -           -

                                  ---------------------------------------------------------------

Balance, December 31, 2007          72,000,000       7,200           -        (1,200)      6,000

Issuance of 14,400,000 shares       14,400,000       1,440      22,560             -      24,000

Net (loss)                                   -           -           -       (30,000)    (30,000)

                                  ---------------------------------------------------------------

Balance, December 31, 2008          86,400,000      $8,640     $22,560      $(31,200)         $-
                                  ---------------------------------------------------------------


See Notes to Financial Statements

                               WE SELL FOR U CORP.
                            Statements of Cash Flows

                                                           Year       November
                                                          Ended    12, 2007 to
                                                   December 31,       December
                                                           2008       31, 2007
                                                              $              $
                                                   -------------  -------------


CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss)                                             $(30,000)            $-

                                                   ----------------------------

Net Cash used in Operating Activities                   (30,000)             -
                                                   ----------------------------

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
Issuance of shares                                       24,000          6,000
                                                   ----------------------------

Net Cash Provided by Financing Activities                24,000          6,000
                                                   ----------------------------


Net Increase (Decrease) in Cash                          (6,000)         6,000

Cash at Beginning of Period                               6,000              -
                                                   ----------------------------

Cash at End of Period                                         -          6,000
                                                   ============================


See Notes to Financial Statements

                               WE SELL FOR U CORP.
                          Notes to Financial Statements
                           December 31, 2008 and 2007

(1)    ORGANIZATION AND BUSINESS

              We Sell For U Corp. ("We Sell For U" or the "Company") is incorporated in the State of Florida. The principal stockholder of We Sell For U is Power Developments Pty Ltd., an Australian corporation, which owned 95.83% of We Sell For U as of December 31, 2008.

              In  December  2008,  Power  Developments  Pty Ltd,  an  Australian
       corporation ("Power") acquired an 96% interest in We Sell For U from certain stockholders. In connection therewith, the Company appointed a new President/Chief Executive Officer and Chief Financial Officer/Secretary and a new sole Director.

              Commencing in fiscal 2009, We Sell For U has decided to focus its business on energy and mining opportunities.

              The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of We Sell For U Corp. as a going concern. However, We Sell For U Corp. has no assets, has not yet commenced revenue producing operations and has sustained recurring losses since inception.

              The Company's ability to continue operations through fiscal 2009 is dependent upon future funding from affiliated entities, capital raisings, or its ability to commence revenue producing operations and positive cash flows.


(2)    ACCOUNTING POLICIES

              The following is a summary of the significant accounting policies followed in connection with the preparation of the financial statements.

        (a)   Basis of presentation

              The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

              The functional and reporting currency of the Company is the U.S. dollar.

       (b)    Cash Equivalents

              We Sell For U considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents. For the periods presented there were no cash equivalents.

       (c)    Federal Income Tax

              The Company accounts for income taxes pursuant to the provisions of the Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes", which requires an asset and liability approach to calculating deferred income taxes. The asset and liability approach requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. For the period presented, there was no taxable income. There are no deferred income taxes resulting from temporary differences in reporting certain income and expense items for income tax and financial accounting purposes. We Sell For U Corp,. at this time, is not aware of any net operating losses which are expected to be realised.

       (d)    Australian Tax Law

              The Company is an Australian resident corporation under Australian law and accordingly is subject to Australian income tax on its non-exempt worldwide assessable income (which includes capital gains), less allowable deductions, at the rate of 30%. Foreign tax credits are allowed where tax has been paid on foreign source income, provided the tax credit does not exceed 30% of the foreign source income.

              Under the U.S./Australia tax treaty, a U.S. resident corporation such as us is subject to Australian income tax on net profits attributable to the carrying on of a business in Australia through a "permanent establishment" in Australia. A "permanent establishment" is a fixed place of business through which the business of an enterprise is carried on. The treaty limits the Australian tax on interest and royalties paid by an Australian business to a U.S. resident to 10% of the gross interest or royalty income unless it relates to a permanent establishment. Although we consider that we do not have a permanent establishment in Australia, it may be deemed to have such an establishment due to the location of its administrative offices in Melbourne. In addition we may receive interest or dividends from time to time.

       (e)    Loss per share

              The Company calculates loss per share in accordance with SFAS No. 128, "Earnings per Share".

              Basic (loss) per share is computed based on the weighted average number of common shares outstanding during the period. Dilutive loss per share has not been presented as there are no common stock equivalents.

              On January 29, 2009 the Company's Board of Directors declared a 6-for-1 stock split in the form of a stock dividend that was payable in February, 2009 to stockholders of record as of February 14, 2009.

              The  Company has  accounted  for this bonus issue as a stock split
              and   accordingly,   all  share  and  per  share   data  has  been
              retroactively restated.


(3)    RECENT ACCOUNTING PRONOUNCEMENTS

              In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS No. 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. SFAS No. 157 is effective for financial statements issued in fiscal years beginning after November 15, 2007 and for interim periods within those fiscal years. In February 2008, the FASB staff issued Staff Position No. 157-2 "Effective date of FASB Statement No. 157" ("FSP FAS 157-2"). FSP FAS 157-2 delayed the effective date of FAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognised or disclosed at fair value in the financial statements on a recurring basis (at least annually). The provisions of FSP FAS 157-2 are effective for the Company's fiscal year beginning January 1, 2009. The adoption of this pronouncement and interpretation has not and is not expected to have a material impact on the Company's future reported financial position or results of operations.

              In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115", which permits companies to choose to measure many financial instruments and certain other items at fair value. The provisions of SFAS 159 are effective for the Company's fiscal year beginning January 1, 2008. The adoption of SFAS No. 159 did not have an impact on our financial statements.

              In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations" ("SFAS 141(R)"), which replaces SFAS 141. SFAS 141(R) requires assets and liabilities acquired in a business combination, contingent consideration, and certain acquired contingencies to be measured at their fair values as of the date of acquisition. SFAS 141(R) also requires that acquisition-related costs and restructuring costs be recognized separately from the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008 and will be effective for business combinations entered into after January 1, 2009. The Company is currently evaluating the potential impact of adopting this statement on the Company's financial position, results of operations or cash flows.

              In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements - an Amendment of ARB No. 51" ("SFAS 160"). SFAS 160 clarifies the accounting for noncontrolling interests and establishes accounting and reporting standards for the noncontrolling interest in a subsidiary, including classification as a component of equity. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company does not currently have any minority interests.

              In May 2008, the FASB issued SFAS No. 162 "The Hierarchy of Generally Acceptable Accounting Principles" ("SFAS 162"). SFAS 162 identifies the source of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of non-governmental entities that are presented in conformity with generally accepted accounting principles in the United States. This statement is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles". Although the Company will continue to evaluate the application of SFAS 162, the Company does not currently believe the adoption of SFAS 162 will have a material impact on its financial statements.


(4)    AFFILIATE TRANSACTIONS

              There were no transactions with affiliates for the fiscal year ended December 31, 2008 and the period November 12, 2007 through December 31, 2007.

              In January 2009, the Company entered into an agreement with AXIS Consultants Pty Ltd to provide management and administration services to the Company. AXIS is affiliated through common management. The Company is one of eight affiliated companies under common management. Each of the companies has some common Directors, officers and shareholders. In addition, each of the companies is substantially dependent upon AXIS for its senior management and administration staff. It has been the intention of the affiliated companies and respective Boards of Directors that each of such arrangements or transactions should accommodate the respective interest of the relevant affiliated companies in a manner which is fair to all parties and equitable to the shareholders of each. Currently, there are no material arrangements or planned transactions between the Company and any of the other affiliated companies other than AXIS.


(5)    INCOME TAXES

              We Sell For U files its income tax returns on an accrual basis. We Sell For U should have carry-forward losses of approximately $30,000 as of December 31, 2008 which will expire in the year 2028. We Sell For U will need to file tax returns for those years having losses on which returns have not been filed to establish the tax benefits of the net operating loss carry forwards. Due to the uncertainty of the availability and future utilization of those operating loss carry-forwards, management has provided a full valuation against the related tax benefit.


(6)    STOCKHOLDERS EQUITY

              In November 2007, 72,000,000 shares of common stock were issued to the Company's founder raising $6,000.

              In September 2008, the Company raised $24,000 in a registered public offering of 14,400,000 shares of common stock share pursuant to a prospectus dated March 7, 2008.

              On January 29, 2009 the Company's Board of Directors declared a 6-for-1 stock split in the form of a stock dividend that was payable in February, 2009 to stockholders of record as of February 14, 2009.

(7)    SUBSEQUENT EVENTS

              Effective March 23, 2009 We Sell For U Corp.("WSFU) entered into an agreement with the Indian Farmers Fertiliser Cooperative ("IFFCO") to explore the commercial viability of generating and/or distributing alternate energy to the Indian market.

              Under the Agreement, WSFU and IFFCO, agree to work together in a collaborative manner in relation to the assessment of alternate energy sources to those in which IFFCO is otherwise engaged, that may be applicable for the Indian market. WSFU shall fund the pilot studies, with IFFCO facilitating WSFU with the relevant government and licensing authorities. The parties may by mutual agreement extend the range of products covered by the Agreement. In the event the parties elect to proceed to full commercialization, WSFU and IFFCO shall be exclusive energy partners, with WSFU having access to IFFCO's cooperative members and distribution network.