Form 10-Q
period 2009-03-31
We Sell For U Corp.
filed 2009-05-08
CIK 1423417

--------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    ---------
                                    FORM 10-Q
                                    ---------


(Mark one)
-----
 x    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
----- EXCHANGE ACT OF 1934
      For the Quarterly Period Ended March 31, 2009
                                       or
-----
      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ----- EXCHANGE ACT OF 1934
     For the transition period from ________________ to ________________

                       Commission File Number: 333-148855
                                 --------------
                               WE SELL FOR U CORP.
             (Exact name of registrant as specified in its charter)
                                 --------------


                 Florida                                26-1568357
      (State or Other Jurisdiction                   (I.R.S. Employer
            of Incorporation)                       Identification No.)

       Level 8, 580 St Kilda Road
     Melbourne, Victoria, Australia                        3004
(Address of Principal Executive Offices)                (Zip Code)

     Registrant's telephone number, including area code: 001 (613) 8532 2866

                                 --------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).* |_| Yes |_| No

     * The registrant has not yet been phased into the interactive data requirements

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "accelerated filer," "large accelerated filer" and "smaller reporting company" in Rule 12-b2 of the Exchange Act.

(Check one): Large accelerated filer |_|    Accelerated filer |_|
             Non-accelerated filer   |_|    Smaller reporting company |X|

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b2 of the Exchange Act). |X| Yes |_| No

     There were 86,400,000 shares of common stock outstanding on March 31, 2009.
--------------------------------------------------------------------------------

Table Of Contents



                                                                         PAGE NO

PART I.   FINANCIAL INFORMATION

Item 1    Financial Statements                                               2
Item 2    Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                              9
Item 3    Quantitative and Qualitative Disclosure about Market Risk          10
Item 4    Controls and Procedures                                            10

PART II   OTHER INFORMATION

Item 1    Legal Proceedings                                                  11
Item 1A   Risk Factors                                                       11
Item 2    Unregistered Sales of Equity Securities and Use of Proceeds        11
Item 3    Defaults Upon Senior Securities                                    11
Item 4    Submission of Matters to a Vote of Security Holders                11
Item 5    Other Information                                                  11
Item 6    Exhibits                                                           11


SIGNATURES                                                                   12

EXHIBIT INDEX                                                                13

Exh. 31.1                   Certification                                    14
Exh. 31.2                   Certification                                    16
Exh. 32.1                   Certification                                    18
Exh. 32.2                   Certification                                    19

                         PART I - FINANCIAL INFORMATION

Item 1.       FINANCIAL STATEMENTS

Introduction to Interim Financial Statements.

     The interim financial statements included herein have been prepared by We Sell For U Corp. ("We Sell For U" or the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (The "Commission"). Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2008.

     In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary to present fairly the financial position of the Company and subsidiaries as of March 31, 2009, the results of its operations for the three month periods ended March 31, 2009 and March 31, 2008, and the changes in its cash flows for the three month periods ended March 31, 2009 and March 31, 2008, have been included. The results of operations for the interim periods are not necessarily indicative of the results for the full year.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

                               WE SELL FOR U CORP.
                                  Balance Sheet

                                                                   $
                                                                                    $
                                                           March 31,
                                                                2009     December 31,
                                                          (Unaudited)            2008


ASSETS

Current Assets:
Cash                                                               $-              $-
                                                       --------------- ---------------
Total Current Assets                                                -               -
                                                       --------------- ---------------

Total Assets                                                        -               -
                                                       =============== ===============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable and Accrued Expenses                         45,065               -
                                                       --------------- ---------------
Total Current Liabilities                                     45,065               -
                                                       --------------- ---------------

Total Liabilities                                             45,065               -
                                                       --------------- ---------------

Stockholders' Equity (Deficit):
Common stock: $.0001 par value
100,000,000 shares authorised,
and 86,400,000 shares issued and outstanding                   8,640           8,640
Additional Paid-in-Capital                                    22,560          22,560
Accumulated (Deficit)                                       (76,265)        (31,200)
                                                       --------------- ---------------
Total Stockholders' Equity (Deficit)                        (45,065)               -
                                                       --------------- ---------------

Total Liabilities and Stockholders' Equity (Deficit)               -               -
                                                       =============== ===============

See Notes to Financial Statements

                               WE SELL FOR U CORP.
                            Statements of Operations
                                   (Unaudited)


                                                   For the three months ended
                                                            March 31
                                                          2009           2008
                                                          ----           ----

Revenues                                                    $-             $-
                                                ------------------------------

Cost and expenses
Legal, Accounting and Professional                      24,796          4,500
Administration Expense                                  19,234            843
                                                ------------------------------
                                                        44,030          5,343
                                                ------------------------------

(Loss) from Operations                                (44,030)        (5,343)
Foreign Currency Exchange (Loss)                       (1,035)              -
                                                ------------------------------

(Loss) before Income Tax                              (45,065)        (5,343)
Provision for Income Tax                                     -              -
                                                ------------------------------

Net (Loss)                                            (45,065)        (5,343)
                                                ==============================

Basic net (Loss) per Common Equivalent Shares           (0.00)         (0.00)
                                                ==============================

Weighted Number of Common Equivalent
Shares Outstanding (000's)                              86,400         72,000
                                                ==============================

See Notes to Financial Statements


                               WE SELL FOR U CORP.
                  Statements of Stockholders' Equity (Deficit)
                                   (Unaudited)

                                                      Common      Additional
                                                        Stock      Paid-in    Accumulated
                                          Shares        Amount     Capital     (Deficit)
                                          ------        ------     -------

                                                                                               Total
                                                              $           $             $             $
                                      -------------------------------------------------------------------

Inception, November 12, 2007                      -           -            -            -             -

Issuance of 72,000,000 shares            72,000,000       7,200            -      (1,200)         6,000

Net (loss)                                        -           -            -            -             -

                                      -------------------------------------------------------------------

Balance, December 31, 2007               72,000,000       7,200            -      (1,200)         6,000

Issuance of 14,400,000 shares            14,400,000       1,440       22,560            -        24,000

Net (loss)                                        -           -            -     (30,000)      (30,000)

                                      -------------------------------------------------------------------

Balance, December 31, 2008               86,400,000       8,640       22,560     (31,200)               -
Net (loss)                                        -           -            -     (45,065)        (45,065)
                                      -------------------------------------------------------------------

Balance, March 31, 2009                  86,400,000      $8,640      $22,560    $(76,265)       $(45,065)
                                      -------------------------------------------------------------------

      See Notes to Financial Statements

                               WE SELL FOR U CORP.
                            Statements of Cash Flows
                                   (Unaudited)

                                                           For the three months ended
                                                                    March 31

                                                                   2009           2008
                                                                      $              $
                                                           ------------   ------------



CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss)                                                     (45,065)        (5,343)

Adjustments to reconcile net (loss) to net cash (used)
in Operating Activities
Net change in Accounts Payable and Accrued Expenses              45,065              -

                                                          -------------- --------------
                                                                      -        (5,343)
Net Cash used in Operating Activities
                                                          -------------- --------------


Net (Decrease) in Cash                                                -        (5,343)

Cash at Beginning of Period                                           -          6,000
                                                          -------------- --------------
Cash at End of Period                                                 -            657
                                                          ============== ==============

See Notes to Financial Statements

                               WE SELL FOR U CORP.
                          Notes to Financial Statements
                                 March 31, 2009


(1)    ORGANIZATION AND BUSINESS

     We Sell For U Corp. ("We Sell For U" or the "Company") is incorporated in the State of Florida. The principal stockholder of We Sell For U is Power Developments Pty Ltd., an Australian corporation ("Power"), which owned 95.83% of We Sell For U as of March 31, 2009.

     In December 2008, Power acquired an 96% interest in We Sell For U from certain stockholders. In connection therewith, the Company appointed a new President/Chief Executive Officer and Chief Financial Officer/Secretary and a new sole Director.

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


(2)    RECENT ACCOUNTING PRONOUNCEMENTS

     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS No. 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. SFAS No. 157 is effective for financial statements issued in fiscal years beginning after November 15, 2007 and for interim periods within those fiscal years. In February 2008, the FASB staff issued Staff Position No. 157-2 "Effective date of FASB Statement No. 157" ("FSP FAS 157-2"). FSP FAS 157-2 delayed the effective date of FAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognised or disclosed at fair value in the financial statements on a recurring basis (at least annually). The provisions of FSP FAS 157-2 are effective for the Company's fiscal year beginning January 1, 2009. The adoption of SFAS No.157 and Staff Position No.157.2 has not and is not expected to have a material impact on the Company's future reported financial position or results of operations.

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

(3)    AFFILIATE TRANSACTIONS

     In January 2009, the Company entered into an agreement with AXIS Consultants Pty Ltd to provide management and administration services to the Company. AXIS is affiliated through common management. The Company is one of eight affiliated companies under common management with AXIS. Each of the companies has some common Directors, officers and shareholders. In addition, each of the companies is substantially dependent upon AXIS for its senior management and administration staff. It has been the intention of the affiliated companies and respective Boards of Directors that each of such arrangements or transactions should accommodate the respective interest of the relevant affiliated companies in a manner which is fair to all parties and equitable to the shareholders of each. Currently, there are no material arrangements or planned transactions between the Company and any of the other affiliated companies other than AXIS.

     The accounts payable at March 31, 2009 in the amount of $45,065 is all due to AXIS. During the three months ended March 31, 2009 AXIS provided services in accordance with the services agreement and incurred direct costs on behalf of the Company of $45,065.

(4)    GOING CONCERN

     The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of We Sell For U as a going concern. We Sell For U has incurred net losses since our inception and may continue to incur substantial and increasing losses for the next several years, raises substantial doubts as to its ability to continue as a going concern.

     In addition We Sell For U is reliant on loans and advances from corporations affiliated with the President of We Sell For U. Based on discussions with these affiliate companies, We Sell For U believes this source of funding will continue to be available. Other than the arrangements noted above, We Sell For U has not confirmed any other arrangement for ongoing funding. As a result We Sell For U may be required to raise funds by additional debt or equity offerings in order to meet its cash flow requirements during the forthcoming year.

     The accumulated deficit of the Company from inception through March 31, 2009 amounted to $76,265.

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


(7)    SUBSEQUENT EVENTS

     On March 31, 2009, the Company's Board of Directors declared a 2-for-1 stock split in the form of a stock dividend and approved a change in state of incorporation to Delaware. In order to undertake the two for one stock split and the change of the state of incorporation, shareholder approval will be required to increase the amount of authorized common shares of the Company and to the change of the state of incorporation. A record date for the stock split will be set when shareholder approval is finalised. Shareholder approval had not yet been granted as of May 7, 2009.

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

We have incurred net losses since our inception and may continue to incur substantial and increasing losses for the next several years. Since inception we have incurred accumulated losses of $76,265 which was funded by the sale of equity securities.



RESULTS OF OPERATION

Three Months Ended March 31, 2009 vs. Three Months Ended March 31, 2008.

     Costs and expenses increased from A$5,343 in the three months ended March 31, 2008 to A$45,065 in the three months ended March 31, 2009.

     The increase in costs and expenses is a net result of:

a) an increase in legal, accounting and professional expense from $4,500 for the three months ended March 31, 2008 to $24,796 for the three months ended March 31, 2009, primarily as a result of legal costs associated with the Company's SEC compliance obligations and audit fees.


b) an increase in administrative costs including salaries from $843 in the three months ended March 31, 2008 to $19,234 in the three months ended March 31, 2009, primarily as a result of an increase in the cost of services provided by AXIS in accordance with the service agreement, costs of filing documents with the SEC and stock transfer agent costs.


     As a result of the foregoing, the loss from operations increased from $5,343 for the three months ended March 31, 2008 to $44,030 for the three months ended March 31, 2009.

     The Company recorded a foreign currency exchange loss of $1,035 for the three months ended March 31, 2009 compared to a foreign currency exchange gain of $nil for the three months ended March 31, 2008.

     The net loss was $45,065 for the three months ended March 31, 2009 compared to a net loss of $5,343 for the three months ended March 31, 2008.

Liquidity and Capital Resources

     For the three months ended March 31, 2009, net cash used in operating activities was $nil primarily consisting of the net loss of $45,065; offset by a increase in accounts payable and accrued expenses of $45,065.

     As of March 31, 2009 the Company had short-term obligations of $45,065 comprising accounts payable and accrued expenses.

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

Cautionary "Safe Harbour" Statement under the United States Private Securities Litigation Reform Act of 1995.

     Certain information contained in this Form 10-Q are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 ("the Act"), which became law in December 1995. In order to obtain the benefits of the "safe harbor" provisions of the Act for any such forward-looking statements, we wish to caution investors and prospective investors about significant factors which, among others, have in some cases affected our actual results and are in the future likely to affect our actual results and cause them to differ materially from those expressed in any such forward-looking statements. This Form 10-Q contains forward-looking statements relating to future financial results. Actual results may differ as a result of factors over which we have no control, including, without limitation, the risks of exploration and development stage projects, political risks of development in foreign countries, risks associated with environmental and other regulatory matters, mining risks and competitors, the volatility of commodity prices and movements in foreign exchange rates.



Item 3.       Quantitative and Qualitative Disclosures About Market Risk.


     At March 31, 2009, the Company had no outstanding loan facilities.


Item 4.       Controls and Procedures.


(a)      Evaluation of Disclosure Controls and Procedures

     Our principal executive officer and our principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as amended) as of the end of the period covered by this report. Based on that evaluation, such principal executive officer and principal financial officer concluded that, the Company's disclosure control and procedures were effective as of the end of the period covered by this report at the reasonable level of assurance.

(b)      Change in Internal Control over Financial Reporting

     No change in our internal control over financial reporting occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

(c)      Other

     We believe that a controls system, no matter how well designed and operated, can not provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurances of achieving our desired control objectives, and our principal executive officer and principal financial officer have concluded, as of March 31, 2009, that our disclosure controls and procedures were effective in achieving that level of reasonable assurance.

                           PART II - OTHER INFORMATION

Item 1.       Legal Proceedings.

Not Applicable

Item 1A.      Risk Factors.

Not Applicable

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable

Item 3.       Defaults Upon Senior Securities.

Not Applicable

Item 4.       Submission of Matters to a Vote of Security Holders.

Not Applicable

Item 5.       Other Information.

Not Applicable

Item 6.       Exhibits.

         (a)    Exhibit No.      Description
                -----------      -----------

                31.1 Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

                31.2 Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

                32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley act of 2002

                32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley act of 2002

                                   (FORM 10-Q)



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    We Sell For U Corp.

                                    By:     /s/ Joseph I. Gutnick
                                            ----------------------------------
                                            Joseph I. Gutnick
                                            Chairman of the Board, President and
                                            Chief Executive Officer
                                            (Principal Executive Officer)

                                    By:     /s/ Peter Lee
                                            ----------------------------------
                                            Peter Lee
                                            Secretary and
                                            Chief Financial Officer
                                            (Principal Financial Officer)

                  Dated 7 May, 2009

                                  EXHIBIT INDEX

                Exhibit No.      Description
                -----------      -----------

                31.1 Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

                31.2 Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

                32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley act of 2002

                32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley act of 2002