Form 10-Q
period 2009-06-30
We Sell For U Corp.
filed 2009-08-07
CIK 1423417

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 ---------------
                                    FORM 10-Q
                                 ---------------

(Mark one)
----
 x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ----ACT OF 1934
    For the Quarterly Period Ended June 30, 2009
                                       or
----
    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ----ACT OF 1934
    For the transition period from ________________ to ________________
                        Commission File Number: 000-53735
                                 --------------
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

                                 --------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).* ? Yes ? No

     * The registrant has not yet been phased into the interactive data requirements

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

(Check one):     Large accelerated filer  |_|   Accelerated filer |_|   Non-accelerated filer |_|   Smaller reporting company  |X|

     Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12-b2 of the Exchange Act).            |X|  Yes  |_|  No

     There were 86,400,000 shares of common stock outstanding on August 5, 2009.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

         In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary to present fairly the financial position of the Company as of June 30, 2009, the results of its operations for the three and six month periods ended June 30, 2009 and June 30, 2008, and the changes in its cash flows for the six month periods ended June 30, 2009 and June 30, 2008, have been included. The results of operations for the interim periods are not necessarily indicative of the results for the full year.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

                               WE SELL FOR U CORP.
                                  Balance Sheet

                                                                            June 30,     December 31,
                                                                                2009             2008
                                                                         (Unaudited)
                                                                    ---------------- ----------------
                                                                                  $                 $
ASSETS

Current Assets:
Cash                                                                $         3,593  $             -
                                                                    ---------------------------------
Total Current Assets                                                          3,593                -
                                                                    ---------------------------------

Total Assets                                                                  3,593                -
                                                                    =================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable and Accrued Expenses                                         7,434                -
Payable to affiliate                                                         72,890                -
                                                                    ---------------------------------
Total Current Liabilities                                                    80,324                -
                                                                    ---------------------------------

Total Liabilities                                                            80,324                -
                                                                    ---------------------------------

Stockholders' Equity (Deficit):
Common stock: $.0001 par value
100,000,000 shares authorised,
and 86,400,000 shares issued and outstanding                                  8,640            8,640
Additional Paid-in-Capital                                                   22,560           22,560
Accumulated (Deficit)                                                      (107,931)         (31,200)
                                                                    ---------------------------------
Total Stockholders' Equity (Deficit)                                        (76,731)               -
                                                                    ---------------------------------

Total Liabilities and Stockholders' Equity (Deficit)                          3,593                -
                                                                    =================================

                               WE SELL FOR U CORP.
                            Statements of Operations
                                   (Unaudited)

                                                             For the three months ended          For the six months ended
                                                                      June 30                            June 30
                                                                  2009            2008             2009              2008
                                                                  ----            ----             ----              ----

Revenues                                                            $-              $-               $-                $-

Cost and expenses
Legal, Accounting and Professional                              19,757           2,076           44,553             6,611
Administration Expense                                           5,241               -           24,475               808
                                                      --------------------------------------------------------------------
                                                                24,998           2,076           69,028             7,419
                                                      --------------------------------------------------------------------

(Loss) from Operations                                        (24,998)         (2,076)         (69,028)           (7,419)
Foreign Currency Exchange (Loss)                               (6,668)               -          (7,703)                 -
                                                      --------------------------------------------------------------------
(Loss) before Income Tax                                      (31,666)         (2,076)         (76,731)           (7,419)
Provision for Income Tax                                             -               -                -                 -
                                                      --------------------------------------------------------------------
Net (Loss)                                                    (31,666)         (2,076)         (76,731)           (7,419)
                                                      --------------------------------------------------------------------

Basic net (Loss) per Common Equivalent Shares                   (0.00)          (0.00)           (0.00)            (0.00)

Weighted Number of Common Equivalent
Shares Outstanding (000's)                                      86,400          72,000           86,400            72,000

See Notes to Financial Statements

                               WE SELL FOR U CORP.
                  Statements of Stockholders' Equity (Deficit)
                                   (Unaudited)


                                                                      Common      Additional
                                                                       Stock       Paid-in     Accumulated
                                                        Shares        Amount       Capital      (Deficit)       Total
                                                        ------        ------       -------      ---------       -----
                                                                             $             $             $             $
                                                     ---------------------------------------------------------------------

Inception, November 12, 2007                                    -             -             -             -             -

Issuance of 72,000,000 shares                          72,000,000         7,200             -       (1,200)         6,000

Net (loss)                                                      -             -             -             -             -
                                                     ---------------------------------------------------------------------

Balance, December 31, 2007                             72,000,000         7,200             -       (1,200)         6,000

Issuance of 14,400,000 shares                          14,400,000         1,440        22,560             -        24,000

Net (loss)                                                      -             -             -      (30,000)      (30,000)
                                                     ---------------------------------------------------------------------

Balance, December 31, 2008                             86,400,000         8,640        22,560      (31,200)             -

Net (loss)                                                      -             -             -      (76,731)      (76,731)
                                                     ---------------------------------------------------------------------

Balance, June 30, 2009                                 86,400,000        $8,640       $22,560    $(107,931)     $(76,731)
                                                     ---------------------------------------------------------------------

See Notes to Financial Statements

                               WE SELL FOR U CORP.
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                                  For the six months
                                                                                                     ended June 30
                                                                                                      2009           2008
                                                                                                         $              $
                                                                                             -----------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss)                                                                                        (76,731)        (7,419)

Adjustments to reconcile net (loss) to net cash (used)
in Operating Activities
Net change in Accounts Payable and Accrued Expenses                                                  7,434              -
Short Term Note Payable                                                                                  -          1,500
Payable to Affiliate                                                                                72,890              -
                                                                                             -----------------------------

Net Cash used in Operating Activities                                                                3,593        (5,919)
                                                                                             -----------------------------

Net (Decrease) in Cash                                                                               3,593        (5,919)

Cash at Beginning of Period                                                                              -          6,000
                                                                                             -----------------------------
Cash at End of Period                                                                                3,593             81
                                                                                             =============================


See Notes to Financial Statements

                               WE SELL FOR U CORP.
                          Notes to Financial Statements
                                  June 30, 2009

(1)    ORGANIZATION AND BUSINESS

         We Sell For U Corp. ("We Sell For U" or the "Company") is incorporated in the State of Florida. The principal stockholder of We Sell For U is Power Developments Pty Ltd., an Australian corporation ("Power"), which owned 95.83% of We Sell For U as of June 30, 2009.

         On May 11, 2009, we incorporated a 100% owned subsidiary, ProIndia International Inc. ("ProIndia") (formerly ProEnergy International Inc.), a Delaware corporation. In July 2009 a notice was sent to shareholders advising that the sole directors and the holder of majority of the issued and outstanding shares of common stock of the Company has approved the merger of the Company with and into ProIndia for the purpose of changing the Company's state of domicile from Florida to Delaware (see note 7).

         In December 2008, Power acquired a 96% interest in We Sell For U from certain stockholders. In connection therewith, the Company appointed a new President/Chief Executive Officer and Chief Financial Officer/Secretary and a new sole Director.

         Commencing in fiscal 2009, We Sell For U has decided to focus its business on energy and mining opportunities.

         The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of We Sell For U Corp. as a going concern. However, We Sell For U Corp. has limited assets, has not yet commenced revenue producing operations and has sustained recurring losses since inception.

         The Company's ability to continue operations through the remainder of 2009 is dependent upon future funding from affiliated entities, capital raisings, or its ability to commence revenue producing operations and positive cash flows.

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

         In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations" ("SFAS 141(R)"), which replaces SFAS 141. SFAS 141(R) requires assets and liabilities acquired in a business combination, contingent consideration, and certain acquired contingencies to be measured at their fair values as of the date of acquisition. SFAS 141(R) also requires that acquisition-related costs and restructuring costs be recognized separately from the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008 and is effective for business combinations entered into after January 1, 2009.

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

         In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments" ("FSP FAS 107-1 and APB 28-1"). FSP FAS 107-1 and APB 28-1 amends SFAS No. 107, "Disclosures About Fair Value of Financial Instruments"), to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP FAS 107-1 and APB 28-1 also amends APB Opinion No. 28, "Interim Financial Reporting", to require those disclosures in summarized financial information at interim reporting periods. FSP FAS 107-1 and APB 28-1 are effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. FSP FAS 107-1 and APB 28-1 does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, FSP FAS 107-1 and APB 28-1 requires comparative disclosures only for periods ending after initial adoption. The adoption of FSP FAS 107-1 and APB 28-1 has had no impact on the Company's financial position, results of operations or cash flows.

         In May 2009, the Financial Accounting Standards Board ("FASB"), issued SFAS No. 165, Subsequent Events ("SFAS No. 165"). SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. SFAS No. 165 requires an entity to recognize in the financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet. For unrecognized subsequent events that must be disclosed to keep the financial statements from being misleading, an entity will be required to disclose the nature of the event as well as an estimate of its financial effect, or a statement that such an estimate cannot be made. In addition, SFAS No. 165 requires an entity to disclose the date through which subsequent events have been evaluated. SFAS No. 165 is effective for the interim or annual financial periods ending after June 15, 2009. The Company adopted SFAS 165 effective for the quarter ended June 30, 2009. The adoption of this statement did not have a material effect on our financial condition or results of operations.

         In June 2009, the FASB issued SFAS No. 168, "The `FASB Accounting Standards Codification' and the Hierarchy of Generally Accepted Accounting Principles" ("SFAS 168"). SFAS 168 establishes the "FASB Accounting Standards Codification" ("Codification"), which officially launched July 1, 2009, to become the source of authoritative U.S. generally accepted accounting principles ("GAAP") recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission ("SEC") under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. The subsequent issuances of new standards will be in the form of Accounting Standards Updates that will be included in the Codification. Generally, the Codification is not expected to change U.S. GAAP. All other accounting literature excluded from the Codification will be considered nonauthoritative. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We will adopt SFAS 168 for our quarter ending September 30, 2009. We are currently evaluating the effect on our financial statement disclosures as all future references to authoritative accounting literature will be references in accordance with the Codification.

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

         The payable to affiliate at June 30, 2009 in the amount of $72,890 is all due to AXIS. During the six months ended June 30, 2009, AXIS provided services in accordance with the services agreement and incurred direct costs on behalf of the Company of $72,890.

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

         The accumulated deficit of the Company from inception through June 30, 2009 amounted to $107,931.

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

(7)      FAIR VALUE OF FINANCIAL INSTRUMENTS

         The Company's financial instruments consist of cash, accounts payable and accrued expenses, and payable to affiliate. The carrying amounts of cash, accounts payable and accrued expenses and payable to affiliate approximate their respective fair values because of the short maturities of those instruments.

(8)    SUBSEQUENT EVENTS

         The Company has evaluated subsequent events through August 6, 2009 and has determined that there were no subsequent events or transactions which would require recognition or disclosure in the the financial statements, other than as noted herein.

         On March 31, 2009, the Company's Board of Directors declared a 2-for-1 stock split in the form of a stock dividend and approved a change in state of incorporation to Delaware. In order to undertake the two for one stock split and the change of the state of incorporation, shareholder approval will be required to increase the amount of authorized common shares of the Company and to the change of the state of incorporation. A record date for the stock split of August 12, 2009 has been set. Accordingly share and per share amounts have not been retroactively restated pending the completion of the reincorporation merger.

       In July 2009 a notice was sent to shareholders advising that the sole director and the holder of a majority of the issued and outstanding shares of common stock of the Company has approved the merger of the Company with and into its wholly-owned Delaware subsidiary, ProIndia International Inc. ("ProIndia") for the purpose (the "Reincorporation") of changing the Company's state of domicile from Florida to Delaware. In connection with the Reincorporation, our corporate name will be changed to ProIndia International Inc. and the number of authorized shares of capital stock will be increased to five hundred twenty million (520,000,000) shares, of which five hundred million (500,000,000) shares shall be Common Stock and twenty million (20,000,000) shares shall be Preferred Stock, each with a par value of $.0001 per share. The Company anticipates that the Reincorporation will be effective in August 2009.

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

Overview

         We Sell For U Corp. was established with the intention to develop and provide service offerings to facilitate auctions on eBay for individuals and companies who lack the eBay expertise and/or time to list/sell and ship items they wish to sell. In December 2008, Power Developments Pty Ltd, an Australian corporation ("Power") acquired a 96% interest in We Sell For U from Edward T. Farmer and certain other stockholders. Mr. Farmer resigned as Sole Director and Officer of We Sell For U, Joseph Gutnick was appointed President, Chief Executive Officer and a Director and Peter Lee was appointed Chief Financial Officer and Secretary. Commencing in fiscal 2009, We Sell For U has decided to focus its business on energy and mining opportunities.

         We have incurred net losses since our inception and may continue to incur substantial and increasing losses for the next several years. Since inception we have incurred accumulated losses of $107,931 which was funded primarily by the sale of equity securities.

RESULTS OF OPERATION

Three Months Ended June 30, 2009 vs. Three Months Ended June 30, 2008.

         Costs and expenses increased from $2,076 in the three months ended June 30, 2008 to $24,998 in the three months ended June 30, 2009.

         The increase in costs and expenses is a net result of:

     a) an increase in legal, accounting and professional expense from $2,076 for the three months ended June 30, 2008 to $19,757 for the three months ended June 30, 2009, primarily as a result of legal costs associated with the Company's SEC compliance obligations and audit fees.

     b) an increase in administrative costs including salaries from $nil in the three months ended June 30, 2008 to $5,241 in the three months ended June 30, 2009, primarily as a result of an increase in the cost of services provided by AXIS in accordance with the service agreement, costs of filing documents with the SEC and stock transfer agent costs.

         As a result of the foregoing, the loss from operations increased from $2,076 for the three months ended June 30, 2008 to $24,998 for the three months ended June 30, 2009.

         An increase in foreign currency exchange loss of $6,668 for the three months ended June 30, 2009 compared to a foreign currency exchange gain/(loss) of $nil for the three months ended June 30, 2008 was recorded as a result of the movement in the Australian dollar versus the US dollar. The Company incurs a number of costs and charges, including administrative costs, in Australian dollars and maintains an Australian dollar bank account which accounts for the foreign currency movements.

         The net loss was $31,666 for the three months ended June 30, 2009 compared to a net loss of $2,076 for the three months ended June 30, 2008.


Six Months Ended June 30, 2009 vs. Six Months Ended June 30, 2008.

         Costs and expenses increased from A$7,419 in the six months ended June 30, 2008 to A$69,028 in the six months ended June 30, 2009.

         The increase in costs and expenses is a net result of:

     a) an increase in legal, accounting and professional expense from $6,611 for the six months ended June 30, 2008 to $44,553 for the six months ended June 30, 2009, primarily as a result of legal costs associated with the Company's SEC compliance obligations and audit fees.

     b) an increase in administrative costs including salaries from $808 in the six months ended June 30, 2008 to $24,475 in the six months ended June 30, 2009, primarily as a result of an increase in the cost of services provided by AXIS in accordance with the service agreement, costs of filing documents with the SEC and stock transfer agent costs.

         As a result of the foregoing, the loss from operations increased from $7,419 for the six months ended June 30, 2008 to $69,028 for the six months ended June 30, 2009.

         An increase in foreign currency exchange loss of $7,703 for the six months ended June 30, 2009 compared to a foreign currency exchange gain of $nil for the six months ended June 30, 2008 was recorded as a result of the movement in the Australian dollar versus the US dollar.

         The net loss was $76,731 for the six months ended June 30, 2009 compared to a net loss of $7,419 for the six months ended June 30, 2008.

Liquidity and Capital Resources

         For the six months ended June 30, 2009, net cash used in operating activities was $80,324 primarily consisting of the net loss of $76,731; offset by a increase in accounts payable and accrued expenses of $7,434 and an increase in borrowings - affiliate of $72,890.

         As of June 30, 2009 the Company had short-term obligations of $80,324 comprising accounts payable and accrued expenses and borrowings - affiliate.

         The Company's ability to continue operations through 2009 is dependent upon future funding from affiliated entities, capital raisings, or its ability to commence revenue producing operations and positive cash flows.

         The Company continues to search for additional sources of capital, as and when needed; however, there can be no assurance funding will be successfully obtained. Even if it is obtained, there is no assurance that it will not be secured on terms that are highly dilutive to existing shareholders.

         The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of We Sell For U Corp. as a going concern. However, We Sell For U Corp. has limited assets, has not yet commenced revenue producing operations and has sustained recurring losses since inception.

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

Item 3.       Quantitative and Qualitative Disclosures About Market Risk.

         At June 30, 2009, the Company had no outstanding loan facilities.

Item 4.       Controls and Procedures.

     a)   Evaluation of Disclosure Controls and Procedures

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

     b)   Change in Internal Control over Financial Reporting

         No change in our internal control over financial reporting occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

     c)   Other

         We believe that a controls system, no matter how well designed and operated, can not provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurances of achieving our desired control objectives, and our principal executive officer and principal financial officer have concluded, as of June 30, 2009, that our disclosure controls and procedures were effective in achieving that level of reasonable assurance.

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



                              We Sell For U Corp.

                              By:

                                            /s/ Joseph I. Gutnick

                                            Joseph I. Gutnick
                                            Chairman of the Board, President and
                                            Chief Executive Officer
                                            (Principal Executive Officer)


                              By:
                                            /s/ Peter Lee

                                            Peter Lee
                                            Secretary and
                                            Chief Financial Officer
                                            (Principal Financial Officer)

        Dated August 7, 2009

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