Form 10-Q
period 2009-09-30
We Sell For U Corp.
filed 2009-11-16
CIK 1423417

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 --------------
                                    FORM 10-Q
                                 --------------
(Mark one)
-----
 x   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
-----ACT OF 1934
     For the Quarterly Period Ended September 30, 2009
                                       or
-----
     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES -----EXCHANGE ACT OF 1934
     For the transition period from ________________ to ________________
                       Commission File Number: 000-53735
                                 --------------
                          PROINDIA INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)
                                 --------------
                Delaware                                27-0267587
      (State or Other Jurisdiction                   (I.R.S. Employer
            of Incorporation)                       Identification No.)

       Level 8, 580 St Kilda Road
     Melbourne, Victoria, Australia                        3004
(Address of Principal Executive Offices)                (Zip Code)

     Registrant's telephone number, including area code: 001 (613) 8532 2800

                               We Sell For U Corp.
                              --------------------
          (Former Name or Former Address, if Changed Since Last Report)

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

(Check one):    Large accelerated filer  |_|   Accelerated filer |_|    Non-accelerated filer |_|   Smaller reporting company  |X|

     Indicate  by  check  mark  whether  the  registrant  is a shell  company
(as  defined  in  Rule  12-b2  of the  Exchange Act).       |_|  Yes  |X| No

     There were 172,800,000 shares of common stock outstanding on November 12, 2009.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

Table Of Contents



                                                                                                                PAGE NO
                                                                                                                -------

PART I.              FINANCIAL INFORMATION

Item 1               Financial Statements                                                                          2
Item 2               Management's  Discussion  and  Analysis  of  Financial  Condition  and  Results of
                     Operations                                                                                    10
Item 3               Quantitative and Qualitative Disclosure about Market Risk                                     12
Item 4               Controls and Procedures                                                                       12

PART II              OTHER INFORMATION

Item 1               Legal Proceedings                                                                             13
Item 1A              Risk Factors                                                                                  13
Item 2               Unregistered Sales of Equity Securities and Use of Proceeds                                   13
Item 3               Defaults Upon Senior Securities                                                               13
Item 4               Submission of Matters to a Vote of Security Holders                                           13
Item 5               Other Information                                                                             13
Item 6               Exhibits                                                                                      13


SIGNATURES                                                                                                         14

EXHIBIT INDEX                                                                                                      15

Exh. 31.1                   Certification                                                                          16
Exh. 31.2                   Certification                                                                          18
Exh. 32.1                   Certification                                                                          20
Exh. 32.2                   Certification                                                                          21

                         PART I - FINANCIAL INFORMATION

Item 1.       FINANCIAL STATEMENTS

Introduction to Interim Financial Statements.

         The interim financial statements included herein have been prepared by ProIndia International, Inc. ("ProIndia" or the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (The "Commission"). Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2008.

         In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary to present fairly the financial position of the Company as of September 30, 2009, the results of its operations for the three and nine month periods ended September 30, 2009 and September 30, 2008, and the changes in its cash flows for the nine month periods ended September 30, 2009 and September 30, 2008, have been included. The results of operations for the interim periods are not necessarily indicative of the results for the full year.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

         The functional and reporting currency of the Company is the United States Dollar and unless otherwise indicated, all financial information is presented in US$.

                          PROINDIA INTERNATIONAL, INC.
                                  Balance Sheet


                                                                                           September 30,      December 31,
                                                                                                    2009              2008
                                                                                             (Unaudited)
                                                                                        ----------------- -----------------
                                                                                                       $                 $
ASSETS

Current Assets:
Cash                                                                                               2,556                -
                                                                                        ----------------------------------
Total Current Assets                                                                               2,556                -
                                                                                        ----------------------------------

Total Assets                                                                                       2,556                -
                                                                                        ==================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable and Accrued Expenses                                                            23,479                -
                                                                                        ----------------------------------
Total Current Liabilities                                                                        23,479                -
                                                                                        ----------------------------------

Non Current Liabilities
Advances payable - affiliate                                                                     98,132                -
                                                                                        ----------------------------------
Total Non Current Liabilities                                                                    98,132                -


Total Liabilities                                                                               121,611                -
                                                                                        ----------------------------------

Stockholders' Equity (Deficit):
Common stock: $.0001 par value
500,000,000 shares authorised,
and 172,800,000 shares issued and outstanding                                                    17,280           17,280
Additional Paid-in-Capital                                                                       21,120           21,120
Accumulated (Deficit)                                                                         (157,455)         (38,400)
                                                                                        ----------------------------------
Total Stockholders' Equity (Deficit)                                                          (119,055)                -
                                                                                        ----------------------------------

Total Liabilities and Stockholders' Equity (Deficit)                                              2,556                -
                                                                                        ==================================

See Notes to Financial Statements

                          PROINDIA INTERNATIONAL, INC.
                            Statements of Operations
                                   (Unaudited)


                                                         For the three months ended         For the nine months ended
                                                                September 30                      September 30
                                                                  2009            2008             2009              2008
                                                                  ----            ----             ----              ----

Revenues                                                            $-              $-               $-                $-

Cost and expenses
Legal, Accounting and Professional                              21,189           3,148           65,742             9,759
Administration Expense                                          12,503             568           36,978             1,376
                                                      --------------------------------------------------------------------
                                                                33,692           3,716          102,720            11,135
                                                      --------------------------------------------------------------------

(Loss) from Operations                                        (33,692)         (3,716)        (102,720)          (11,135)
Foreign Currency Exchange (Loss)                               (8,632)               -         (16,335)                 -
                                                      --------------------------------------------------------------------
(Loss) before Income Tax                                      (42,324)         (3,716)        (119,055)          (11,135)
Provision for Income Tax                                             -               -                -                 -
                                                      --------------------------------------------------------------------

Net (Loss)                                                    (42,324)         (3,716)        (119,055)          (11,135)
                                                      --------------------------------------------------------------------

Basic net (Loss) per Common Equivalent Shares                   (0.00)          (0.00)           (0.00)            (0.00)

Weighted Number of Common Equivalent
Shares Outstanding (000's)                                     172,800         144,000          172,800           173,340

See Notes to Financial Statements

                          PROINDIA INTERNATIONAL, INC.
                  Statements of Stockholders' Equity (Deficit)
                                   (Unaudited)



                                                                                  Additional
                                                                   Common Stock    Paid-in     Accumulated
                                                        Shares        Amount       Capital      (Deficit)       Total
                                                        ------        ------       -------      ---------       -----
                                                                             $             $             $             $
                                                     ---------------------------------------------------------------------

Inception, November 12, 2007                                    -             -             -             -             -

Issuance of 72,000,000 shares                         144,000,000        14,400             -       (8,400)         6,000

Net (loss)                                                      -             -             -             -             -
                                                     ---------------------------------------------------------------------

Balance, December 31, 2007                            144,000,000        14,400             -       (8,400)         6,000

Issuance of 14,400,000 shares                          28,800,000         2,880        21,120             -        24,000

Net (loss)                                                      -             -             -      (30,000)      (30,000)
                                                     ---------------------------------------------------------------------

Balance, December 31, 2008                            172,800,000       17,280,        21,120      (38,400)             -

Net (loss)                                                      -             -             -     (119,055)     (119,055)
                                                     ---------------------------------------------------------------------

Balance, September 30, 2009                           172,800,000       $17,280       $21,120    $(157,455)    $(119,055)
                                                     ---------------------------------------------------------------------

See Notes to Financial Statements

                          PROINDIA INTERNATIONAL, INC.
                            Statements of Cash Flows
                                   (Unaudited)


                                                                                              For the nine months ended
                                                                                                     September 30
                                                                                                      2009           2008
                                                                                                         $              $
                                                                                             -----------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss)                                                                                       (119,055)       (11,135)

Adjustments to reconcile net (loss) to net cash (used)
in Operating Activities
Net change in Accounts Payable and Accrued Expenses                                                 23,479              -
                                                                                             -----------------------------

Net Cash used in Operating Activities                                                             (95,576)       (11,135)
                                                                                             -----------------------------

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from Issuance of Stock                                                                          -         24,000
Advances Payable - Affiliate                                                                        98,132              -
                                                                                             -----------------------------

Net Cash provided by Financing Activities                                                           98,132         24,000
                                                                                             -----------------------------

Net Increase in Cash                                                                                 2,556         12,865

Cash at Beginning of Period                                                                              -          6,000
                                                                                             -----------------------------
Cash at End of Period                                                                                2,556         18,865
                                                                                             =============================


See Notes to Financial Statements

                          PROINDIA INTERNATIONAL, INC.
                          Notes to Financial Statements
                               September 30, 2009

(1) ORGANIZATION AND BUSINESS

         ProIndia International, Inc. ("ProIndia" or the "Company") is a Delaware corporation originally incorporated in Florida as We Sell for U Corp. ("We Sell for U"). The principal stockholder of ProIndia is Power Developments Pty Ltd., an Australian corporation ("Power"), an entity majority owned by the Company's president, which owned 95.83% of ProIndia as of September 30, 2009.

         On August 12, 2009, the Company re-incorporated in the state of Delaware (the "Reincorporation") through a merger involving We Sell for U Corp. and ProIndia International, Inc., a Delaware Corporation that was a wholly owned subsidiary of We Sell for U. The Reincorporation was effected by merging We Sell for U with ProIndia, with ProIndia being the surviving entity. For purposes of the Company's reporting status with the Securities and Exchange Commission, ProIndia is deemed a successor to We Sell for U.

         In December 2008, Power acquired a 96% interest in ProIndia from certain stockholders. In connection therewith, the Company appointed a new President/Chief Executive Officer and Chief Financial Officer/Secretary and a new sole Director.

         Commencing in fiscal 2009, ProIndia has decided to focus its business on energy and mining opportunities.

         The accompanying financial statements are presented in US$ and have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of ProIndia International, Inc. as a going concern. However, ProIndia International, Inc. has limited assets, has not yet commenced revenue producing operations and has sustained recurring losses since inception.

         The Company's ability to continue operations through the remainder of 2009 is dependent upon future funding from affiliated entities, capital raisings, or its ability to commence revenue producing operations and positive cash flows.

(2) RECENT ACCOUNTING PRONOUNCEMENTS

         In June 2009, the Financial Accounting Standards Board ("FASB") issued the FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, also known as FASB Accounting Standards Codification ("ASC") 105-10, Generally Accepted Accounting Principles, ("ASC 105-10"). ASC 105-10 establishes the FASB Accounting Standards Codification ("Codification") as the single source of authoritative US GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission ("SEC") under authority of federal securities laws are also sources of authoritative US GAAP for SEC registrants. The subsequent issuances of new standards will be in the form of Accounting Standards Updates ("ASU") that will be included in the Codification. Generally, the Codification is not expected to change US GAAP. All other accounting literature excluded from the Codification will be considered nonauthoritative. This ASC is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company adopted this ASC for our quarter ended September 30, 2009. The adoption did not have any effect on our financial condition or results of operations. All accounting references have been updated, and therefore SFAS references have been replaced with ASC references.

         Effective January 1, 2009, the Company adopted the amended provisions of ASC Topic 820, Fair Value Measurements and Disclosures. This topic defines fair value, establishes a hierarchal disclosure framework for measuring fair value, and requires expanded disclosures about fair value measurements. The provisions of this topic apply to all financial instruments that are being measured and reported on a fair value basis. The adoption of ASC 820 has not and is not expected to have a material impact on the Company's financial position or results of operations.

         In December 2007, the FASB amended ASC Topic 805, Business Combinations, which replaced FAS No. 141. ASC 805 establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired and the liabilities assumed. The provisions of ASC 805 are effective for the Company's fiscal year beginning January 1, 2009 which applies prospectively to all business combinations entered into on or after such date. Any future acquisitions will be impacted by application of this topic.

         In December 2007, the FASB amended ASC Topic 810, Noncontrolling Interests in Consolidated Financial Statements. ASC 810 clarifies the accounting for noncontrolling interests and establishes accounting and reporting standards for the noncontrolling interest in a subsidiary, including classification as a component of equity. ASC 810 is effective for fiscal years beginning after December 15, 2008. The Company does not currently have any minority interests.

         The Company adopted the amended provision of ASC 825, Financial Instruments on April 1, 2009. This standard requires disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements.

         In May 2009, the FASB amended ASC Topic 855, Subsequent Events. This topic requires management to evaluate subsequent events through the date the financial statements are either issued, or available to be issued. Companies will be required to disclose the date through which subsequent events have been evaluated. We adopted the provisions of ASC 855 effective for the quarter ended June 30, 2009. The adoption of this statement did not have a material effect on our financial position or results of operations.

(3) AFFILIATE TRANSACTIONS

         In January 2009, the Company entered into an agreement with AXIS Consultants Pty Ltd ("AXIS") to provide management and administration services to the Company. AXIS is affiliated through common management. The Company is one of eight affiliated companies under common management with AXIS. Each of the companies has some common Directors, officers and shareholders. In addition, each of the companies is substantially dependent upon AXIS for its senior management and administration staff. It has been the intention of the affiliated companies and respective Boards of Directors that each of such arrangements or transactions should accommodate the respective interest of the relevant affiliated companies in a manner which is fair to all parties and equitable to the shareholders of each. Currently, there are no material arrangements or planned transactions between the Company and any of the other affiliated companies other than AXIS.

         The payable to affiliate at September 30, 2009 in the amount of $98,132 is all due to AXIS. During the nine months ended September 30, 2009, AXIS provided services in accordance with the services agreement and incurred direct costs on behalf of the Company of $98,132. The Company intends to repay these amounts with funds raised either via additional debt or equity offerings, but as this may not occur within the next 12 months, the Company has decided to classify the amounts payable as non current in the accompanying balance sheets.

(4) GOING CONCERN

         The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of ProIndia as a going concern. ProIndia has incurred net losses since inception and may continue to incur substantial and increasing losses for the next several years, raises substantial doubts as to its ability to continue as a going concern.

         In addition ProIndia is reliant on loans and advances from corporations affiliated with the President of ProIndia. Based on discussions with these affiliate companies, ProIndia believes this source of funding will continue to be available. Other than the arrangements noted above, ProIndia has not confirmed any other arrangement for ongoing funding. As a result ProIndia may be required to raise funds by additional debt or equity offerings in order to meet its cash flow requirements during the forthcoming year.

         The accumulated deficit of the Company from inception through September 30, 2009 amounted to $157,455.

(5) INCOME TAXES

         ProIndia files its income tax returns on an accrual basis. ProIndia should have carry-forward losses of approximately $30,000 as of December 31, 2008 which will expire in the year 2028. Due to the uncertainty of the availability and future utilization of those operating loss carry-forwards, management has provided a full valuation against the related tax benefit.

(6) STOCKHOLDERS EQUITY

         In November 2007, 144,000,000 shares of common stock were issued to the Company's founder raising $6,000.

         In September 2008, the Company raised $24,000 in a registered public offering of 28,800,000 shares of common stock share pursuant to a prospectus dated March 7, 2008.

         On January 29, 2009 the Company's Board of Directors declared a 6-for-1 stock split in the form of a stock dividend that was payable in February, 2009 to stockholders of record as of February 14, 2009. The Company has accounted for this bonus issue as a stock split and accordingly, all share and per share data has been retroactively restated.

         On March 31, 2009, the Company's Board of Directors declared a 2-for-1 stock split in the form of a stock dividend that was payable in August, 2009 to stockholders of record as of August 12, 2009. The Company has accounted for this bonus issue as a stock split and accordingly, all share and per share data has been retroactively restated.

         Effective on August 12, 2009, the Company completed the reincorporation from a Florida corporation to a Delaware corporation. Each issued and outstanding share of common stock, par value $0.0001 per share, of We Sell For U Corp., a Florida-incorporation Company, was automatically converted into one issued and outstanding share of common stock, par value $0.0001 per share, of ProIndia International, Inc, a Delaware-incorporated Company. The number of authorized shares of capital stock was increased to five hundred twenty million (520,000,000) shares, of which five hundred million (500,000,000) shares shall be Common Stock and twenty million (20,000,000) shares shall be Preferred Stock, each with a par value of $.0001 per share.

(7) FAIR VALUE OF FINANCIAL INSTRUMENTS

         The Company's financial instruments consist of cash, accounts payable and accrued expenses, and payable to affiliate. The carrying amounts of cash, accounts payable and accrued expenses and advances payable - affiliates approximate their respective fair values because of the short maturities of those instruments.

(8) SUBSEQUENT EVENTS

         The Company has evaluated subsequent events through November 12, 2009 and has determined that there were no subsequent events or transactions which would require recognition or disclosure in the financial statements, other than as noted herein.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General

         The following discussion and analysis of our financial condition and plan of operation should be read in conjunction with the Financial Statements and accompanying notes and the other financial information appearing elsewhere in this report. This report contains numerous forward-looking statements relating to our business. Such forward-looking statements are identified by the use of words such as believes, intends, expects, hopes, may, should, plan, projected, contemplates, anticipates or similar words. Actual operating schedules, results of operations, ore grades and mineral deposit estimates and other projections and estimates could differ materially from those projected in the forward-looking statements. The functional and reporting currency of the Company is the United States Dollar.

Overview

         ProIndia International, Inc. was established with the intention to develop and provide service offerings to facilitate auctions on eBay for individuals and companies who lack the eBay expertise and/or time to list/sell and ship items they wish to sell. In December 2008, Power Developments Pty Ltd, an Australian corporation ("Power") acquired a 96% interest in ProIndia from Edward T. Farmer and certain other stockholders. Mr. Farmer resigned as Sole Director and Officer of ProIndia, Joseph Gutnick was appointed President, Chief Executive Officer and a Director and Peter Lee was appointed Chief Financial Officer and Secretary. Commencing in fiscal 2009, ProIndia has decided to focus its business on energy and mining opportunities.

         On August 12, 2009, the Company re-incorporated in the state of Delaware (the "Reincorporation") through a merger involving We Sell for U Corp. and ProIndia International, Inc., a Delaware Corporation that was a wholly owned subsidiary of We Sell for U. The Reincorporation was effected by merging We Sell for U with ProIndia, with ProIndia being the surviving entity. For purposes of the Company's reporting status with the Securities and Exchange Commission, ProIndia is deemed a successor to We Sell for U.

         We have incurred net losses since our inception and may continue to incur substantial and increasing losses for the next several years. Since inception we have incurred accumulated losses of $157,455 which was funded primarily by the sale of equity securities and loans from affiliates.

Description of Current Business Plans and Activities

         The following is a description of the Company's current business plans and activities.

         In March 2009, the Company announced the execution of an Agreement with Indian Farmers Fertilizer Cooperative Limited ("IFFCO") to explore the commercial viability of generating and/or distributing alternate energy or any other viable products to the rural Indian market. Since the announcement, the potential markets have been further refined to focus on regional farming communities in India who have little or no access to certain products, services or technologies relating to the farmers business or non business needs..

           Under the Agreement, ProIndia and IFFCO, agree to work together in a collaborative manner in relation to the products, services or technologies, in partcular those in which IFFCO is not currently engaged, that may be applicable for the rural Indian market. ProIndia shall fund the pilot studies, with IFFCO facilitating ProIndia with the relevant government and licensing authorities. The parties may by mutual agreement extend the range of products covered by the Agreement. In the event the parties elect to proceed to full commercialization, ProIndia and IFFCO shall be exclusive partners, with ProIndia having access to IFFCO's cooperative members and distribution network.

         IFFCO is India's largest farmers co-operative having around 40,000 cooperatives as its shareholders which encompass over 50 million farmers. The cooperative is primarily engaged with the production and marketing of fertilizers to its shareholders. IFFCO's assets, distribution network, relationship with the Indian government and massive customer base make it well placed to support and explore the activities outlined in the Cooperation Agreement. IFFCO have already utilized their extensive communication and distribution network to sell mobile phones, mechanically charged flashlights, and general insurance to their members and are interested in exploring other beneficial opportunities.

         Since that time, ProIndia has continued to pursue this strategy and has met with IFFCO and other parties in India and internationally to continue to refine this strategy and resulting from this work, has formulated a business plan. As part of the ongoing strategy and in order to advance its business plan, ProIndia has engaged Boston Consulting Group (BCG) to assist with the development of components of the business plan.

         The primary aims of ProIndia are to (i) generate a significant positive return on investment for ProIndia and its shareholders; (ii) grow ProIndia into a successful international enterprise through a model developed between IFFCO and ProIndia, that is self sustaining enabling the company to explore further opportunities within India; and (iii) significantly improve the living standards and therefore productivity and economic development of IFFCO's member societies and other rural Indian communities.

     To achieve these aims ProIndia, currently through BCG is exploring the development and commercialization of certain products, services or technologies which meet the following business criteria:

     1. Be highly beneficial to Indian farmers' and in particular regional farming communities who have little or no access to these products, services or technologies.. The product, service or technology will address a widespread critical need throughout India and significantly improve the living standards of the target communities.


     2.  Be affordable and simple to operate, use or obtain in remote areas..


     In accordance with the above aims and criteria, ProIndia through BCG has identified a number of opportunities for initial investigation. These areas cover a wide range of services, products and technologies across a broad range of categories relating to a farmers business and non business needs. The opportunities are being assessed under certain economic criteria and will be refined until two or three clear opportunities have been identified.

     Once suitable products, services or technologies have been approved in conjunction with an appropriate business model and plan, a target community will be selected in conjunction with IFFCO to begin a pilot study.. A feasibility study will commence to assess the viability of the chosen opportunity.. This will include assessing the financial model and funding structure, the sustainability within the community, the marketing strategy, appropriate tariff structure, environmental impact,, social impact and the overall implementation strategy.

     BCG's initial overview will be completed by December 2009 and will have highlighted two to three clear opportunities to develop through IFFCO's massive distribution network.




RESULTS OF OPERATION

Three Months Ended September 30, 2009 vs. Three Months Ended September 30, 2008.

         Costs and expenses increased from $3,716 in the three months ended September 30, 2008 to $33,692 in the three months ended September 30, 2009.

         The increase in costs and expenses is a net result of:

     a) an increase in legal, accounting and professional expense from $3,148, for the three months ended September 30, 2008 to $21,189 for the three months ended September 30, 2009, primarily as a result of legal costs associated with the Company's SEC compliance obligations and professional fees.

    b) an increase in administrative expense including salaries from $568 in the three months ended September 30, 2008 to $12,503 in the three months ended September 30, 2009, primarily as a result of an increase in the cost of services provided by AXIS in accordance with the service agreement, costs of filing documents with the SEC and stock transfer agent costs.

         As a result of the foregoing, the loss from operations increased from $3,716 for the three months ended September 30, 2008 to $33,692 for the three months ended September 30, 2009.

         An increase in foreign currency exchange loss of $8,632 for the three months ended September 30, 2009 compared to a foreign currency exchange gain/(loss) of $nil for the three months ended September 30, 2008 was recorded as a result of the movement in the Australian dollar versus the US dollar. The Company incurs a number of costs and charges, including administrative costs, in Australian dollars and maintains an Australian dollar bank account which accounts for the foreign currency movements.

         The net loss was $42,324 for the three months ended September 30, 2009 compared to a net loss of $3,716 for the three months ended September 30, 2008.


Nine Months Ended September 30, 2009 vs. Nine Months Ended September 30, 2008.

         Costs and expenses increased from A$11,135 in the nine months ended September 30, 2008 to A$102,720 in the nine months ended September 30, 2009.

         The increase in costs and expenses is a net result of:

     a) an increase in legal, accounting and professional expense from $9,759 for the nine months ended September 30, 2008 to $65,742 for the nine months ended September 30, 2009, primarily as a result of legal costs associated with the Company's SEC compliance obligations and professional fees.

     b) an increase in administrative expense including salaries from $1,376 in the nine months ended September 30, 2008 to $36,978 in the nine months ended September 30, 2009, primarily as a result of an increase in the cost of services provided by AXIS in accordance with the service agreement, costs of filing documents with the SEC and stock transfer agent costs.

         As a result of the foregoing, the loss from operations increased from $11,135 for the nine months ended September 30, 2008 to $102,720 for the nine months ended September 30, 2009.

         An increase in foreign currency exchange loss of $16,335 for the nine months ended September 30, 2009 compared to a foreign currency exchange gain of $nil for the nine months ended September 30, 2008 was recorded as a result of the movement in the Australian dollar versus the US dollar. The Company incurs a number of costs and charges, including administrative costs, in Australian dollars and maintains an Australian dollar bank account which accounts for the foreign currency movements.

         The net loss was $119,055 for the nine months ended September 30, 2009 compared to a net loss of $11,135 for the nine months ended September 30, 2008.

Liquidity and Capital Resources

         For the nine months ended September 30, 2009, net cash used in operating activities was $95,576 primarily consisting of the net loss of $119,055; offset by a increase in accounts payable and accrued expenses of $23,479. For the nine months ended September 30, 2009, net cash provided by financing activities was $98,132 primarily consisting of an increase in payable to affiliate.

         As of September 30, 2009 the Company had short-term obligations of $23,479 comprising accounts payable and accrued expenses. As of September 30, 2009 the Company had long-term obligations of $98,132 comprising borrowings - affiliate.

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

         The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of ProIndia International, Inc. as a going concern. However, ProIndia International, Inc. has limited assets, has not yet commenced revenue producing operations and has sustained recurring losses since inception.

Cautionary "Safe Harbour" Statement under the United States Private Securities Litigation Reform Act of 1995.

         Certain information contained in this Form 10-Q are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 ("the Act"), which became law in December 1995. In order to obtain the benefits of the "safe harbor" provisions of the Act for any such forward-looking statements, we wish to caution investors and prospective investors about significant factors which, among others, have in some cases affected our actual results and are in the future likely to affect our actual results and cause them to differ materially from those expressed in any such forward-looking statements. This Form 10-Q contains forward-looking statements relating to the Company's future plans and results. Actual results may differ as a result of factors over which we have no control, including, without limitation, the risks of new and unproven technologies, the Company's ability to acquire, develop and commercialize new technologies and products on a profitable basis, risks associated with environmental and other regulatory matters, competition, the volatility of world energy markets and the legal, political, economic and business risks associated with emerging markets.

Item 3.       Quantitative and Qualitative Disclosures About Market Risk.

         At September 30, 2009, the Company had no outstanding loan facilities.

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

     c)  Other

         We believe that a controls system, no matter how well designed and operated, can not provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurances of achieving our desired control objectives, and our principal executive officer and principal financial officer have concluded, as of September 30, 2009, that our disclosure controls and procedures were effective in achieving that level of reasonable assurance.

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



                                 ProIndia International, Inc.

                                 By:
                                            /s/ Joseph I. Gutnick

                                            Joseph I. Gutnick
                                            Chairman of the Board, President and
                                            Chief Executive Officer
                                            (Principal Executive Officer)



                                 By:
                                            /s/ Peter Lee

                                            Peter Lee
                                            Secretary and
                                            Chief Financial Officer
                                            (Principal Financial Officer)

                  Dated November 12, 2009

                                  EXHIBIT INDEX


Exhibit No.            Description
-----------            ------------

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