Form 10-K
period 2009-12-31
ProIndia International, Inc.
filed 2010-03-26
CIK 1423417

--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ---------
                                   FORM 10-K
                                   ---------
___
 x    ANNUAL  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---   ACT  OF  1934

                  For the fiscal year ended: December 31, 2009
                                       or
___
      TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(d) OF THE SECURITIES
---   EXCHANGE ACT  OF  1934
         For the transition period from: _____________ to _____________

                      Commission File Number    000-53735

                          PROINDIA INTERNATIONAL, INC.
             (Exact name of Registrant as specified in its charter)

                                    -------

                Delaware                             27-0267587
       --------------------------            --------------------------
      (State or Other Jurisdiction                (I.R.S. Employer
    of Incorporation or Organization)             Identification No.)


        Level 8, 580 St Kilda Road Melbourne, Victoria, 3004, Australia
              (Address of principal executive offices) (Zip Code)

                              001 (613) 8532 2800
              (Registrant's telephone number, including area code)

                              We Sell For U Corp.
         (Former name or former address, if changed since last report)
                                    -------

        Securities registered pursuant to Section 12(b) of the Act: None

--------------------------------------------------------------------------------

        Securities registered pursuant to Section 12(g) of the Act: None

                              Title of each class


Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
          ----         ----
               Yes      x   No
          ----         ----

Indicate  by  check  mark  if  the  registrant  is  not required to file reports pursuant  to  Section  13  or  Section  15(d)  of  the  Act.
          ----         ----
               Yes      x   No
          ----         ----

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
          ----         ----
           x    Yes         No
          ----         ----

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T ( 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
          ----         ----
                Yes         No
          ----         ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                                                     ----

                                                                     ----

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.
                           ----                                      ----
  Large accelerated filer                        Accelerated filer
                           ----                                      ----
    Non-accelerated filer                Smaller reporting company     x
                           ----                                      ----

Indicate  by check mark whether the registrant is a shell company (as defined in
Rule  12b-2  of the  Act).                              ----         ----
                                                             Yes       x  No
                                                        ----         ----

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

The aggregate market value based on the average bid and asked price on the over-the-counter market of the registrant's common stock ("Common Stock") held by non-affiliates of the Company was $1,440,000 as at June 30, 2009.

There  were 172,800,000 outstanding shares of Common Stock as of March 24, 2010.

             APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed  by  a  court.                                ----         ----
                                                             Yes       x  No
                                                        ----         ----

                      DOCUMENTS INCORPORATED BY REFERENCE

Not  Applicable
_____________________

                                     INDEX

                                     PART I

Item 1.      Business                                                          1
Item 1A.     Risk Factors                                                      3
Item 1B.     Unresolved Staff Comments                                         6
Item 2.      Properties                                                        6
Item 3.      Legal Proceedings                                                 6
Item 4.      (Removed  and  Reserved)

                                    PART II

Item 5.      Market  for Registrant's Common Equity, Related Stockholder
             Matters and Issuer Purchases of Equity Securities                 8
Item 6.      Selected Financial Data                                           9
Item 7.      Management's  Discussion  and  Analysis  of Financial
             Condition and Results of Operation                               10
Item 7A.     Quantitative and Qualitative Disclosures About Market Risk       13
Item 8.      Financial Statements and Supplementary Data                      14
Item 9.      Changes in and Disagreements With Accountants on Accounting
             and Financial Disclosure                                         14
Item 9A.     Controls and Procedures                                          15
Item 9B.     Other Information                                                16

                                    PART III

Item 10.     Directors, Executive Officers and Corporate Governance           17
Item 11.     Executive Compensation                                           19
Item 12.     Security Ownership of Certain Beneficial Owners and
             Management and Related Stockholder Matters                       21
Item 13.     Certain Relationships and Related Transactions, and
             Director Independence                                            21
Item 14.     Principal Accounting Fees and Services                           22

                                    PART IV

Item 15.     Exhibits, Financial Statement Schedules                          23

SIGNATURES

                                     PART I


Information Regarding Forward Looking Statements

     This report and other reports, as well as other written and oral statements made or released by us, may contain forward looking statements. Forward looking statements are statements that describe, or that are based on, our current expectations, estimates, projections and beliefs. Forward looking statements are based on assumptions made by us, and on information currently available to us. Forward-looking statements describe our expectations today of what we believe is most likely to occur or may be reasonably achievable in the future, but such statements do not predict or assure any future occurrence and may turn out to be wrong. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. The words "believe," "anticipate," "intend," "expect," "estimate," "project", "predict", "hope", "should", "may", and "will", other words and expressions that have similar meanings, and variations of such words and expressions, among others, usually are intended to help identify forward-looking statements.

     Forward-looking statements are subject to both known and unknown risks and uncertainties and can be affected by inaccurate assumptions we might make. Risks, uncertainties and inaccurate assumptions could cause actual results to differ materially from historical results or those currently anticipated. Consequently, no forward-looking statement can be guaranteed. The potential risks and uncertainties that could affect forward looking statements include, but are not limited to:

    -  the risks of development stage projects,
    -  political risks of development in foreign countries,
    -  risks associated with environmental and other regulatory matters,
    -  the volatility of energy and commodity prices,
    -  movements in foreign exchange rates,
    -  increased competition, governmental regulation,
    -  performance of information systems,
    -  ability of the Company to hire, train and retain qualified employees, and
    - our ability to enter into key project development and supply agreements and the performance of contract counterparties.

     In addition, other risks, uncertainties, assumptions, and factors that could affect the Company's results and prospects are described in this report, including under the heading "Risk Factors" and elsewhere and may further be described in the Company's prior and future filings with the Securities and Exchange Commission and other written and oral statements made or released by the Company.

     We caution you not to place undue reliance on any forward-looking statements, which speak only as of the date of this document. The information contained in this report is current only as of its date, and we assume no obligation to update any forward-looking statements.


Item 1          Business


Description  Of  Business

Introduction

     ProIndia International, Inc. ("ProIndia" or the "Company", "we," "our" or "us") is a Delaware corporation that was originally incorporated in Florida as We Sell for U Corp. ("We Sell for U") on November 12, 2007. The principal stockholder of ProIndia is Power Developments Pty Ltd., an Australian corporation ("Power"), an entity majority owned by the Company's president, which owned 95.83% of ProIndia as of December 31, 2009.

     ProIndia was originally established with the intention to develop and provide service offerings to facilitate auctions on eBay for individuals and companies who lack the eBay expertise and/or time to list/sell and ship items they wish to sell. Our intent was to partner with local/regional/nationally known "Brick and Mortar "retail and service establishments. These establishments would directly benefit from an additional profit center and with increased store traffic and creation of customers.

     In December 2008, Power acquired an 96% interest in ProIndia from Edward T. Farmer and certain other stockholders. Mr. Farmer resigned as Sole Director and Officer of ProIndia, Joseph Gutnick was appointed President, Chief Executive Officer and a Director and Peter Lee was appointed Chief Financial Officer and Secretary. Commencing in fiscal 2009, ProIndia has decided to focus its business on energy opportunities.

Recent  Developments

     On January 29, 2009 the Company's Board of Directors declared a 6-for-1 stock split in the form of a stock dividend that was payable in February 2009 to stockholders of record as of February 14, 2009. An aggregate of 72,000,000 shares of common stock were issued in connection with this dividend.

     The Company has accounted for this bonus issue as a stock split and accordingly, all share and per share data has been retroactively restated.

     Effective March 23, 2009 ProIndia entered into an agreement with the Indian Farmers Fertiliser Cooperative ("IFFCO") to explore the commercial viability of generating and/or distributing alternate energy, or other viable products, to the Indian market.

     On March 31, 2009, the Company's Board of Directors declared a 2-for-1 stock split in the form of a stock dividend that was payable in August 2009 to stockholders of record as of August 12, 2009. The Company has accounted for this bonus issue as a stock split and accordingly, all share and per share data has been retroactively restated. An aggregate of 86,400,000 shares of common stock were issued in connection with this dividend.

     Effective on August 12, 2009, We Sell For U Corp. completed the reincorporation from a Florida corporation to a Delaware corporation through a merger with and into its wholly-owned subsidiary, ProIndia International, Inc. Each issued and outstanding share of common stock, par value $0.0001 per share, of We Sell For U Corp., a Florida-incorporated company, was automatically converted into one issued and outstanding share of common stock, par value $0.0001 per share, of ProIndia International, Inc, a Delaware-incorporated company. The number of authorized shares of capital stock was increased to five hundred twenty million (520,000,000) shares, of which five hundred million (500,000,000) shares shall be Common Stock and twenty million (20,000,000) shares shall be Preferred Stock, each with a par value of $.0001 per share. For purposes of the Company's reporting status with the Securities and Exchange Commission, ProIndia is deemed a successor to We Sell for U.


Description  of  Current  Business  Plans  and  Activities

     The following is a description of the Company's current business plans and activities.

     In March 2009, the Company announced the execution of an Agreement with IFFCO to explore the commercial viability of generating and/or distributing alternate energy or any other viable products to the rural Indian market. Since the announcement, the potential markets have been further refined to focus on regional farming communities in India who have little or no access to certain products, services or technologies relating to the farmers business or non business needs.

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

     Since that time, ProIndia has continued to pursue this strategy and has met with IFFCO and other parties in India and internationally to continue to refine this strategy and resulting from this work, has formulated a business plan. As part of the ongoing strategy and in order to advance its business plan, ProIndia has engaged Boston Consulting Group (BCG) to assist with the development of components of the business plan. BCG is a global management consulting firm and one of the world's leading advisors on business strategy.

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

     To achieve these aims ProIndia, currently through BCG is exploring the development and commercialization of certain products, services or technologies which meet the following business criteria:

1. Be highly beneficial to Indian farmers' and in particular regional farming communities who have little or no access to these products, services or technologies. The product, service or technology will address a widespread critical need throughout India and significantly improve the living standards of the target communities.

2.   Be affordable  and  simple  to  operate,  use  or  obtain  in remote areas.

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

     Once suitable products, services or technologies have been approved in conjunction with an appropriate business model and plan, a target community will be selected in conjunction with IFFCO to begin a pilot study. A feasibility study will commence to assess the viability of the chosen opportunity. This will include assessing the financial model and funding structure, the sustainability within the community, the marketing strategy, appropriate tariff structure, environmental impact, social impact and the overall implementation strategy.

     BCG's initial overview was completed in December 2009 and has highlighted two clear opportunities, being Agri-Input Retailing and Farm Management, to develop through IFFCO's massive distribution network.

     Following discussion with BCG on BCG's results of the study, ProIndia has engaged BCG to proceed to the next phase of the engagement to investigate Agri-Input Retailing and Farm Management opportunities and to develop business models for such opportunities. ProIndia and BCG anticipate that this phase of the project will be completed by late 2010.

Employees

     We use temporary employees in our activities. The services of our Chief Executive Officer, PersonNameJoseph Gutnick and Chief Financial Officer and Secretary, PersonNamePeter Lee, as well as clerical employees are provided to us on a part-time as needed basis pursuant to a Service Agreement (the "Service Agreement") between us and AXIS Consultants Pty Limited ("AXIS") effective from January 1, 2009. AXIS also provides us with office facilities, equipment, administration and clerical services in Melbourne Australia pursuant to the Service Agreement. The Service Agreement may be terminated by written notice by either party.

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

Risk Factors

Risks of Our Business

We Lack an Operating History And Have Losses Which We Expect To Continue Into the Future.

To date we have no source of revenue. We have no operating history as an energy company upon which an evaluation of our future success or failure can be made. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

     - our ability to identify suitable energy opportunities. Effective March 23, 2009 the Company entered into an agreement with the IFFCO to explore the commercial viability of generating and/or distributing alternate energy to the Indian market which was completed in December 2009 and has highlighted two clear opportunities. The Company has engaged BCG to investigate these opportunities and to develop business models for such opportunities.

     - our ability to raise sufficient capital to turn such opportunities into economically viable business units

There can be no assurance that we will be able to identify profitable business opportunities in the alternate energy field or, if we do, that we will be able to obtain sufficient financing to develop such opportunities.


We may engage in acquisitions, strategic investments, strategic partnerships or alliances or other ventures that may or may not be successful.

We may acquire or make strategic investments in businesses, technologies, services or products, or enter into strategic partnerships or alliances with third parties in order to enhance our business. It is possible that we may not be able to identify suitable acquisitions targets and candidates for strategic investments or partnerships, or if we do identify such targets or candidates, we may not be able to complete those transactions on terms commercially acceptable to us, or at all. The inability to identify suitable acquisition targets or investments or the inability to complete such transactions may affect our competitiveness and our growth prospects.

We may make strategic investments in early-stage technology start-up companies in order to gain experience in or exploit niche technologies. However, our investments may not be successful. The lack of profitability of any of our investments could have a material adverse effect on our operating results

World Economic Conditions Could Adversely Affect Our Results of Operations and Financial Condition

     In 2008 and 2009, world economic conditions have experienced a downturn due to the sequential effects of the subprime lending crisis, general credit market crisis, the general unavailability of financing, collateral effects on the finance and banking industries, volatile energy and commodity costs, concerns about inflation, slower economic activity, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions, increased unemployment and liquidity concerns. These adverse conditions may make it harder for the Company to raise additional funds to finance the development of any business opportunity. Continued adverse economic conditions could adversely affect our liquidity, results of operations and financial condition.


The Report Of Our Independent Registered Public Accounting Firm Contains An Explanatory Paragraph Questioning Our Ability To Continue As A Going Concern.

     The report of our independent registered public accounting firm on our financial statements as of December 31, 2009 and 2008, and for the years ended December 31, 2009 and 2008 and the period from inception, November 12, 2007 through December 31, 2009, includes an explanatory paragraph questioning our ability to continue as a going concern. This paragraph indicates that we, have not yet commenced revenue producing operations, have incurred net losses from inception, and have an accumulated (deficit) of $498,356 which conditions raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustment that might result from the outcome of this uncertainty.


We  Are  A  Small  Operation  And  Do  Not  Have  Significant  Capital.

     Because we will have limited working capital, we must limit our activities. If we are unable to raise the capital required to undertake adequate activities, including identifying suitable energy opportunities, we may miss opportunities to establish or acquire suitable economically viable business units.. If we do not find suitable economically viable business units, we may be forced to cease operations and you may lose your entire investment.


If Our Officers And Directors Stopped Working For Us, We Would Be Adversely Impacted.

     None of our officers or directors works for us on a full-time basis. There are no proposals or definitive arrangements to compensate our officers and directors or to engage them on a full-time basis. They each rely on other business activities to support themselves. They each have a conflict of interest in that they are officers and directors of other companies. You must rely on their skills and experience in order for us to reach our objective. We have no employment agreements or key man life insurance policy on any of them. The loss of some or all of these officers and directors could adversely affect our ability to carry on business and could cause you to lose part or all of your investment.


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

Future  Sales  of  Common  Stock  Could  Depress  The  Price Of Our Common Stock

     Future sales of substantial amounts of common stock pursuant to Rule 144 under the Securities Act of 1933 or otherwise by certain stockholders could have a material adverse impact on the market price for the common stock at the time. As at March 24, 2010 there were 165,600,000 outstanding shares of common stock which are deemed "restricted securities" as defined by Rule 144 under the Securities Act or control securities. Under certain circumstances, these shares may be sold without registration pursuant to the provisions of Rule 144 following the expiration of one year after the Company ceases to be a shell company. In general, under rule 144, a person (or persons whose shares are aggregated) who has satisfied a six-month holding period and who is not an affiliate of the Company may sell restricted securities without limitation as long as the Company is current in its SEC reports. A person who is an affiliate of the Company may sell within any three-month period a number of restricted securities and/or control securities which does not exceed the greater of one (1%) percent of the shares outstanding or the average weekly trading volume during the four calendar weeks preceding the notice of sale required by Rule
144. In addition, Rule 144 permits, under certain circumstances, the sale of restricted securities by a non-affiliate without any limitations after a one-year holding period. Any sales of shares by stockholders pursuant to Rule
144  may  have  a  depressive  effect  on  the  price  of  our  Common  stock.

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

Item  1B     Unresolved  Staff  Comments

     As of December 31, 2009, we do not have any Securities and Exchange Commission staff comments that have been unresolved for more than 180 days.

Item  2      Properties

     The Company occupies certain executive and office facilities in CityplaceMelbourne, StateVictoria, country-regionAustralia which are provided to it pursuant to the Service Agreement with AXIS. See "Item 1- Business-Employees" and "Item 12- Certain Relationships and Related Transactions". The Company believes that its administrative space is adequate for its current needs.

Item  3      Legal  Proceedings

     There are no pending legal proceedings to which the Company is a party, or to which any of its property is the subject, which the Company considers material.

                                    PART II

Item  4     (Removed  and  Reserved)

Item  5     Market  for  Common  Equity  and  Related  Stockholder  Matters

Market Information

     Our common stock is traded in the over-the-counter market and quoted on the OTC-Bulletin Board under the symbol "PNDI", which became effective on August 31, 2009. It was previously traded in the over-the-counter market and quoted on the OTC-Bulletin Board under the symbol "WSFU".

The following table sets out the high and low bid information for the common stock as reported by the OTC Bulletin Board for each period/quarter indicated in US$:

          Calendar Period     High Bid(1)    Low Bid(1)
          ---------------                    ----------

          2009
          ----
          First Quarter          0.63           0.08
          Second Quarter         0.40           0.40
          Third Quarter          0.40           0.20
          Fourth Quarter         0.80           0.80


(1) The quotations set out herein reflect inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily reflect actual transactions.


     As of December 31, 2009 and as at March 24, 2010, there were 172,800,000 shares of common stock issued and outstanding.

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

     On March 31, 2009, the Company's Board of Directors declared a 2-for-1 stock split in the form of a stock dividend that was payable in August, 2009 to stockholders of record as of August 12, 2009. An aggregate of 86,400,000 shares of common stock were issued in connection with this dividend.


Shareholders

     As of December 31, 2009 the Company had approximately 11 shareholders of record. Within the holders of record of the Company's Common Stock are depositories such as Cede & Co., a nominee for The Depository Trust Company (or
DTC), that hold shares of stock for brokerage firms which, in turn, hold shares of stock for one or more beneficial owners. Accordingly, the Company believes there are many more beneficial owners of its Common Stock whose shares are held in "street name", not in the name of the individual shareholder

Transfer  Agent

     Our United States Transfer Agent and Registrar is Continental Stock Transfer & Trust Company.

Item  6     Selected  Financial  Data

     Our selected financial data presented below for the years ended December 31, 2009 and December 31, 2008 and the balance sheet data at December 31, 2009 and 2008 have been derived from financial statements, which have been audited by PKF, Certified Public Accountants, a Professional Corporation, New York, NY
(PKF). The selected financial data should be read in conjunction with our financial statements for the year ended December 31, 2009 and 2008, and Notes thereto, which are included elsewhere in this Annual Report.

(Statement of Operations Data)

                                              2009           2008

Revenues                                 $           -  $           -
                                         -----------------------------
                                                     -              -

Costs and expenses                             442,364         30,000
                                         -----------------------------

Loss from operations                          (442,364)       (30,000)

Foreign currency exchange (loss)               (17,594)             -

Other income (loss)                                  2              -
                                         -----------------------------

(Loss) before income taxes                    (459,956)       (30,000)

Provision for income taxes                           -              -
                                         -----------------------------

Net (loss)                                    (459,956)       (30,000)
                                         -----------------------------

                                                     $              $
Net profit (loss) per share
per common equivalent share                      (0.00)         (0.00)
                                         -----------------------------

Weighted average number
of common equivalent shares outstanding
(000s)                                         172,800        152,784
                                         -----------------------------

Balance Sheet Data
                                                     $              $
Total assets                                       376              -
Total liabilities                             (460,332)             -
                                         -----------------------------

Stockholders equity (deficit)                (459,956)              -

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

Overview

     ProIndia International, Inc. was originally established with the intention to develop and provide service offerings to facilitate auctions on eBay for individuals and companies who lack the eBay expertise and/or time to list/sell and ship items they wish to sell. Our intent was to partner with local/regional/nationally known "Brick and Mortar "retail and service establishments. These establishments would directly benefit from an additional profit center and with increased store traffic and creation of customers.

     In December 2008, Power Developments Pty Ltd, an Australian corporation ("Power") acquired an 96% interest in ProIndia from Edward T. Farmer and certain other stockholders. Mr. Farmer resigned as Sole Director and Officer of ProIndia, Joseph Gutnick was appointed President, Chief Executive Officer and a Director and Peter Lee was appointed Chief Financial Officer and Secretary. Commencing in fiscal 2009, ProIndia has decided to focus its business on energy opportunities.

     We have incurred net losses since our inception and may continue to incur substantial and increasing losses for the next several years. Since inception we have incurred accumulated (deficit) of $498,356 which was funded primarily by advances from affiliates and by the sale of equity securities.

     In March 2009, the Company announced the execution of an Agreement with IFFCO to explore the commercial viability of generating and/or distributing alternate energy or any other viable products to the rural Indian market. Since the announcement, the potential markets have been further refined to focus on regional farming communities in India who have little or no access to certain products, services or technologies relating to the farmers business or non business needs.

     Under the Agreement, ProIndia and IFFCO, agree to work together in a collaborative manner in relation to the products, services or technologies, in particular those in which IFFCO is not currently engaged, that may be applicable for the rural Indian market. ProIndia shall fund the pilot studies, with IFFCO facilitating ProIndia with the relevant government and licensing authorities. The parties may by mutual agreement extend the range of products covered by the Agreement. In the event the parties elect to proceed to full commercialization, ProIndia and IFFCO shall be exclusive partners, with ProIndia having access to IFFCO's cooperative members and distribution network.

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

     To achieve these aims ProIndia, currently through BCG is exploring the development and commercialization of certain products, services or technologies which meet the following business criteria:

     1. Be highly beneficial to Indian farmers' and in particular regional farming communities who have little or no access to these products, services or technologies. The product, service or technology will address a widespread critical need throughout India and significantly improve the living standards of the target communities.

     2.   Be  affordable  and  simple to operate, use or obtain in remote areas.

     In accordance with the above aims and criteria, ProIndia through BCG has identified a number of opportunities for initial investigation. These areas cover a wide range of services, products and technologies across a broad range of categories relating to a farmers business and non business needs. The opportunities are being assessed under certain economic criteria and two clear opportunities have been identified, being Agri-Input Retailing and Farm Management.

     Once suitable products, services or technologies have been approved in conjunction with an appropriate business model and plan, a target community will be selected in conjunction with IFFCO to begin a pilot study. A feasibility study will commence to assess the viability of the chosen opportunity. This will include assessing the financial model and funding structure, the sustainability within the community, the marketing strategy, appropriate tariff structure, environmental impact, social impact and the overall implementation strategy.

     BCG's initial overview was completed in December 2009 and has highlighted two clear opportunities to develop through IFFCO's massive distribution network.

     Following discussion with BCG on BCG's results of the study, ProIndia has engaged BCG to proceed to the next phase of the engagement to investigate Agri-Input Retailing and Farm Management opportunities and to develop business models for such opportunities. ProIndia and BCG anticipate that this phase of the project will be completed by late 2010.

Results of Operations

Year ended December 31, 2009 versus Year ended December 31, 2008

     We are a development stage company and have not generated any revenues since inception.

     Total costs and expenses have increased from $30,000 for the year ended December 31, 2008 to $442,364 for the year ended December 31, 2009. The increase was a net result of:

i) An increase in legal, accounting and professional costs from $29,192 for the year ended December 31, 2008 to $393,273 for the year ended December 31, 2009. During the year ended December 31, 2009 we incurred professional expenses of $300,000 associated with fees for research of potential new business opportunities; stock transfer agent fees for management of the share register of $16,283; legal expenses of $19,553 for general legal work; and audit fees of $57,437 for professional services in relation to financial statements in the quarterly reports on Form 10-Q and annual report on Form 10-K. During the year ended December 31, 2008, we incurred professional expenses of $9,766 associated with stock transfer agent fees for management of the share register, consulting fees and financial advisor fees; legal expenses of $11,926 for general legal work; and audit fees of $7,500 for professional services in relation to financial statements, the quarterly reports on Form 10-Qs and annual report on Form 10-K.

ii) An increase in administrative expenses from $808 for the year ended December 31, 2008 to $49,091 for the year ended December 31, 2009. During the year ended December 31, 2009 we incurred $9,615 for lodgement of Company filings with the SEC; $33,555 charged by Axis Consultants Pty Ltd for salaries incurred on behalf of the Company which relate to fees paid to the President and Chief Executive Officer, Secretary and Chief Financial Officer and other staff of AXIS who provide services to the Company; $2,359 for printing, stationary and postage; $3,222 for website costs; and $340 for bank charges. During the year ended December 31, 2008 we incurred $712 for lodgement of Company filings with the SEC; and $96 of miscellaneous costs.

     Accordingly, the loss from operations increased from $30,000 for the year ended December 31, 2008 to $442,364 for the year ended December 31, 2009.

     Other income increased from $nil for the year ended December 31, 2008 to $2 for the year ended December 31, 2009 being interest received.

     Foreign  currency  exchange  loss  increased  from  $nil for the year ended
December  31,  2008  to  $17,594  for  the  year  ended  December  31,  2009.

     The net loss for the year ended December 31, 2009 was $459,956 compared to a net loss for the year ended December 31, 2008 of $30,000.

Liquidity and Capital Resources

     For the fiscal year 2009, net cash used in operating activities was $331,113 primarily consisting of amounts spent on legal, accounting and professional expenses and administration expenses.

     Financing activities in 2009 consisted of an advance of $331,489 from Axis Consultants Pty Ltd.

     The Company's ability to continue operations through fiscal 2010 is dependent upon future funding from affiliated entities, capital raisings, or its ability to commence revenue producing operations and positive cash flows.

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

     ProIndia has agreed with Boston Consulting Group ("BCG") to extend BCG's consulting role to the development of a business model for the Agri-Input Retailing and Farm Management opportunity. As per the agreement, the Company will be charged professional fees aggregating approximately $1,000,000 for services to be rendered by BCG during 2010.

     Our budget for general and administration and for professional expenses for fiscal 2010 is A$1.25 million. We are currently investigating capital raising opportunities which may be in the form of either equity or debt, to provide funding for working capital purposes. There can be no assurance that such a capital raising will be successful, or that even if an offer of financing is received by the Company, it is on terms acceptable to the Company.


Impact  of  Australian  Tax  Law

     On December 28, 2008 the management and control of ProIndia was effectively transferred to Australia making the company an Australian resident corporation under Australian law. Australian resident corporations are subject to Australian income tax on their non-exempt worldwide assessable income (which includes capital gains), less allowable deductions, at the rate of 30%. Foreign tax credits are allowed where tax has been paid on foreign source income, provided the tax credit does not exceed 30% of the foreign source income.

     Under the U.S./Australia tax treaty, a country-regionU.S. resident corporation such as us is subject to Australian income tax on net profits attributable to the carrying on of a business in country-regionAustralia through a "permanent establishment" in country-regionplaceAustralia. A "permanent establishment" is a fixed place of business through which the business of an enterprise is carried on. The treaty limits the Australian tax on interest and royalties paid by an Australian business to a country-regionplaceU.S. resident to 10% of the gross interest or royalty income unless it relates to a permanent establishment. Although we consider that we do not have a permanent establishment in country-regionAustralia, it may be deemed to have such an establishment due to the location of its administrative offices in CityplaceMelbourne. In addition we may receive interest or dividends from time to time.

Impact of Australian Governmental, Economic, Monetary or Fiscal Policies

     Although Australian taxpayers are subject to substantial regulation, we believe that our operations are not materially impacted by such regulations nor is it subject to any broader regulations or governmental policies than most Australian taxpayers.

Impact of Recent Accounting Pronouncements

     For a discussion of the impact of recent accounting pronouncements on the Company's financial statements, see Note 3 to the Company's Financial Statements which are included elsewhere in this Annual Report.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

     At December 31, 2009, the Company had no outstanding borrowings under Loan Facilities.

Item 8.     Financial Statements

            See F Pages

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

a)     Dismissal  of  Previous  Independent  Accountant.

     i. By letter dated, January 27, 2009, ProIndia International, Inc., a Florida corporation (the "Company") informed Moore & Associates, Chartered ("Moore"), that the client - auditor relationship between the Company and Moore had ceased.

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

b)     Appointment  of  New  Independent  Accountant

     i. Effective as of January 29, 2009, the Company engaged PKF, Certified Public Accountants, a Professional Corporation, New York, NY
          (PKF) as the Company's new independent registered public accounting firm to audit the Company's financial statements as of December 31, 2008 and 2007 and for each of the periods then ended. The decision to change accountants was approved by the Board of Directors of the Company as of January 27, 2009.

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

(b)     Management's  Report  on  Internal  Control  over  Financial  Reporting

          Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d - 15(f) under the Securities Exchange Act of 1934, as amended. Under the supervision of management and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation of internal control over financial reporting, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.

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

(d)     Other.

          We believe that a controls system, no matter how well designed and operated, can not provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurance of achieving our desired control objectives, and our principal executive officer and principal financial officer have concluded, as of December 31, 2009, that our disclosure controls and procedures were effective in achieving that level of reasonable assurance.


Item 9B     Other Information

     None.

                                    PART III

Item 10.     Directors and Executive Officers and Corporate Governance

     The following table sets forth our directors and officers, their ages and all offices and positions with our company. Officers and other employees serve at the will of the Board of Directors.

Name                 Age       Position(s)  Held

Joseph Gutnick        57       Chairman of the Board, President, Chief
                               Executive Officer  and  Director


Peter Lee             52       Secretary, Chief Financial Officer and  Principal
                               Accounting  Officer



Director Qualifications

     The following paragraphs provide information as of the date of this report about our sole director as well as about each executive officer. The information presented includes information such director has given us about his age, all positions he holds, his principal occupation and business experience for the past five years, and the names of other publicly-held companies of which he currently serves as a director or has served as a director during the past five years which we believe demonstrates our sole director's qualifications to serve on our Board of Directors.


Joseph  Gutnick

     Mr Gutnick has been President and Chief Executive Officer since December 2008. He has been a Director of numerous public listed companies in Australia specialising in the mining sector since 1980 and is currently President and CEO of Legend International Holdings Inc and Golden River Resources Corporation, US corporations listed on the OTC market and President CEO of Northern Capital Resources Corporation, Yahalom International Resources Corporation, Aurum, Inc., US corporations and Executive Chairman and Managing Director of Quantum Resources Limited, North Australian Diamonds Ltd and Top End Uranium Limited. He has previously been a Director of Hawthorn Resources Limited, Astro Diamond Mines NL, Acadian Mining Corporation and Royal Roads Corporation in the last five years. Mr. Gutnick was previously a Director of the World Gold Council. He is a Fellow of the Australasian Institute of Mining & Metallurgy and the Australian Institute of Management and a Member of the Australian Institute of Company Directors.

Peter  Lee

     Mr Lee has been Chief Financial Officer and Principal Accounting Officer since December 2008. Mr Lee is a Member of the Institute of Chartered Accountants in Australia, a Fellow of Chartered Secretaries Australia Ltd., a Member of the Australian Institute of Company Directors and holds a Bachelor of Business (Accounting) from Royal Melbourne Institute of Technology. He has over 25 years commercial experience and is currently CFO and Secretary of Legend International Holdings Inc and Golden River Resources Corporation, US corporations listed on the OTC market, Northern Capital Resources Corporation, Yahalom International Resources Corporation, Aurum, Inc and Company Secretary of Quantum Resources Limited, North Australian Diamonds Ltd and Top End Uranium Limited, Australian listed public companies. Mr Lee is also President and CEO of Acadian Mining Corporation (ADA:TSX) and Chairman of the Board of Directors of Royal Roads Corp. (RRO:TSX-V).

     The Company's sole director has been appointed for a one-year term which expires in December 2010.

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

Involvement  on  Certain  Material  Legal  Proceedings During the Last Ten Years

     No director, officer, significant employee or consultant has been convicted in a criminal proceeding, exclusive of traffic violations. No director, officer, significant employee or consultant has been permanently or temporarily enjoined, barred, suspended or otherwise limited from involvement in any type of business, securities or banking activities. No director, officer or significant employee has been convicted of violating a federal or state securities or commodities law.

     Mr. Gutnick was formerly the Chairman of the Board, Dr. Tyrwhitt was formerly an independent Director and Mr. Lee was formerly Company Secretary of Centaur Mining & Exploration Ltd., an Australian corporation, which commenced an insolvency proceeding in Australia in March 2001.

Board,  Audit  Committee  and  Remuneration  Committee  Meetings

     Our Board of Directors consists of one director. Our Board of Directors uses resolutions in writing to deal with certain matters, and during fiscal 2009, eight resolutions in writing were signed by all Directors.

     We do not have a nominating committee. Historically our entire Board has selected nominees for election as directors. The Board believes this process has worked well thus far particularly since it has been the Board's practice to require unanimity of Board members with respect to the selection of director nominees. In determining whether to elect a director or to nominate any person for election by our stockholders, the Board assesses the appropriate size of the Board of Directors, consistent with our bylaws, and whether any vacancies on the Board are expected due to retirement or otherwise. If vacancies are anticipated, or otherwise arise, the Board will consider various potential candidates to fill each vacancy. Candidates may come to the attention of the Board through a variety of sources, including from current members of the Board, stockholders, or other persons. The Board of Directors has not yet had the occasion to, but will, consider properly submitted proposed nominations by stockholders who are not directors, officers, or employees of ProIndia on the same basis as candidates proposed by any other person.

Audit  Committee

     At December 31, 2009, the Company had not formed an audit committee or adopted an audit committee charter. In lieu of an audit committee, the Company's board of directors assumes the responsibilities that would normally be those of an audit committee. Given the limited scope of the Company's operations to date, the Board of Directors does not at present have a director that would qualify as an audit committee financial expert under the applicable federal securities law regulations.

Remuneration  Committee

     At December 31, 2009, the Company had not formed a remuneration committee or adopted a remuneration committee charter. In lieu of an remuneration committee, the Company's board of directors assumes the responsibilities that would normally be those of an remuneration committee.
Code  of  Ethics

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

Mr. Joseph Gutnick
ProIndia International, Inc.
PO  Box Street 6315 St. Kilda Road
Central Melbourne, Victoria  8008 Australia


Section 16(a) Beneficial Ownership Reporting Compliance

     Pursuant to Section 16(a) of the Securities Exchange Act of 1934, our Directors, executive officers and beneficial owners of more than 10% of the outstanding Common Stock are required to file reports with the Securities and Exchange Commission concerning their ownership of and transactions in our Common Stock and are also required to provide to us copies of such reports. Based solely on such reports and related information furnished to us, we believe that in fiscal 2009 all such filing requirements were complied with in a timely manner by all Directors and executive officers and 10% stockholders, except that our chief financial officer has not yet filed a Form 3 as a result of a technical difficulty with the Edgar filing process.

Item 11.     Executive Compensation.

     The following table sets forth the annual salary, bonuses and all other compensation awards and pay outs on account of our Chief Executive Officer for services rendered to us during the fiscal year ended December 31, 2009 and 2008. No other executive officer received more than US$100,000 per annum during this period.

Summary  Compensation  Table

Name and        Year   Salary Bonus Stock  Option  Non-Equity   Change in   All Other      Total
Principal                           Awards Awards  Incentive    Pension     Compensation
Position                                           Plan         Value and
                                                   Compensation Nonqualified
                                                                Deferred
                                                                Compensation
                                                                Earnings
-------------------------------------------------------------------------------------------------
Joseph          2009  $ 2,500      -      -       -            -           -           -  $ 2,500
Gutnick,
Chairman
of the
Board,
President
and CEO (1)
-------------------------------------------------------------------------------------------------
Edward T        2008  $     -      -      -       -            -           -           -  $     -
Famer,
Director
and CEO (2)
-------------------------------------------------------------------------------------------------

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

     The  Company  does  not  currently  have  any equity or stock option plans.



Principal  Officers  Contracts

     The principal officers do not have any employment contracts.


Compensation of Directors

     The Company's sole director did not receive any compensation during fiscal 2009 other than as disclosed in the executive compensation table.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     The following table sets forth certain information regarding the beneficial ownership of our common stock by each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, each of our directors and named executive officers, and all of our directors and executive officers as a group as of March 22, 2010.

Title of                    Name and Address               Amount and nature of         Percentage
Class                       of Beneficial Owner*           Beneficial Owner             of class (1)
-----------------------------------------------------------------------------------------------------

Shares of common stock      Joseph Gutnick                 165,600,000  (2)               95.83
-----------------------------------------------------------------------------------------------------
                            All officers and Directors
                            as a group                     165,600,000                    95.83
-----------------------------------------------------------------------------------------------------
*     Unless otherwise indicated, the address of each person is c/o ProIndia International, Inc.,
Level 8, 580 St. Kilda Road, Melbourne, Victoria 3004 Australia

Notes:

(1) Based on 172,800,000 shares outstanding as of March 22, 2010. Gives effect to a 6 for 1 stock split in the form of a dividend that was effected as of February 2009 and a 2 for 1 stock split in the form of a dividend that was effected as of August 2009.

(2) Includes 165,600,000 shares owned by Power Developments Pty Ltd, of which Mr Joseph Gutnick is the sole Director and stockholder.

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

Transactions  with  Management.

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

Item 14.     Principal Accounting Fees and Services

     The following table shows the audit fees that were billed or are expected to be billed by PKF and Moore for fiscal 2009 and 2008.


                                         PKF           PKF           Moore
                                         ---           ---           -----
                                        2009          2008            2008
                                        ----          ----            ----
Audit fees                           $33,915       $15,000          $4,500
Audit related fees                         -             -               -
Tax fees                               5,500         6,365               -
                              ----------------------------        --------
Total                                $39,415       $21,365          $4,500
                              ============================        ========

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

     Tax fees relate to the preparation of the Company's income tax returns and other tax compliance filings.

                                    PART IV

Item 15.     Exhibits, Financial Statement Schedules

(a)     Financial Statements and Notes thereto.

     The Financial Statements and Notes thereto listed on the Index at page 28 of this Annual Report on Form 10-K are filed as a part of this Annual Report.

(b)     Exhibits

     The Exhibits to this Annual Report on Form 10-K are listed in the Exhibit Index at page 27 of this Annual Report.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorised.


                                         PROINDIA INTERNATIONAL, INC.
                                          (Registrant)





                                       By: /s/ Peter J Lee
                                           --------------------
                                           Peter J Lee
                                           Secretary,
                                           Chief Financial Officer
                                           and Principal Financial
                                           Accounting Officer



Dated: March 25, 2010

                            FORM 10-K Signature Page


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.



Signature                Title                         Date



1. /s/ Joseph Gutnick    Chairman of the Board,
Joseph Gutnick           President and Chief Executive
                         Officer (Principal Executive
                         Officer), and Director.       March 25, 2010



2. /s/ Peter Lee         Secretary,
Peter Lee                Chief Financial Officer and
                         Principal Financial and
                         Accounting Officer.           March 25, 2010

                                 EXHIBIT INDEX

Incorporated by      Exhibit
Reference  to:        No             Exhibit

(1)    Exhibit 99.1   3.1             Articles of Incorporation of PROINDIA INTERNATIONAL, INC.
       Annex B
(1)    Exhibit 99.1   3.2             Bylaws of PROINDIA INTERNATIONAL, INC.
       Annex C
(1)    Exhibit 99.1   3.3             Agreement and Plan of Merger between We Sell For U Corp and ProIndia International
       Annex A                        Inc.
       Exhibit 4.1    4.1             Specimen Stock Certificate of PROINDIA INTERNATIONAL, INC.
       *              10.1            Service Agreement dated January 30, 2009, by and between the Registrant and AXIS
                                      Consultants Pty Ltd
       *              10.2            Agreement with IFFCO
(2)    Exhibit 99.1   16.1            Letter from former independent accountant
       *              31.1            Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by. Joseph Issac Gutnick
       *              31.2            Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Peter James Lee.
       *              32.1            Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Joseph Issac Gutnick.
       *              32.2            Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Peter James Lee

          *Filed  herewith

(1)     Registrant's Form 8-K filed on July 16, 2009.
(2)     Registrant's Form 8-K filed on January 30, 2009.

Financial Statements as of December 31, 2009 and 2008 and for the year ended December 31, 2009 and December 31, 2008.

ProIndia International, Inc.
Audited Financial Statements for the Company as of December 31, 2009 and 2008 and for the year ended December 31, 2009 and December 31, 2008.

                          PROINDIA INTERNATIONAL, INC.


                              Financial Statements

                           December 31, 2009 and 2008

         (with Report of Independent Registered Public Accounting Firm)

CONTENTS


                                                                            Page


Report of Independent Registered Public Accounting Firm                      F-3
Balance  Sheet                                                               F-4
Statements  of  Operations                                                   F-5
Statements  of  Stockholders'  Equity  (Deficit)                             F-6
Statements  of  Cash  Flows                                                  F-7
Notes to Financial Statements                                         F-8 - F-12

            Report of Independent Registered Public Accounting Firm
            -------------------------------------------------------



To the Board of Directors and Stockholders of ProIndia International, Inc.

     We have audited the accompanying balance sheet of ProIndia International, Inc. (a development stage company) as of December 31, 2009 and 2008, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2009 and 2008 and the cumulative amounts from inception, November 12, 2007 through December 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ProIndia International, Inc. at December 31, 2009 and 2008, and the results of its operations and its cash flows for the periods indicated above, in conformity with accounting principles generally accepted in the United States of America.

     The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As described in note 1, at December 31, 2009 the Company has not yet commenced revenue producing operations, has incurred net losses from inception, and has an accumulated (deficit) of $498,356. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management's plans in regard to these matters are also discussed in note 1.






                                              /s/  PKF
                                              Certified Public Accountants
                                              A Professional Corporation

New York, NY
March 24, 2010

                          PROINDIA INTERNATIONAL, INC.
                         (A Development Stage Company)
                                 Balance Sheet
                           December 31, 2009 and 2008


                                                            US$           US$
                                                           2009          2008
                                                           ----          ----
ASSETS

Current Assets:
Cash                                                       376             -
                                                 ----------------------------
Total Current Assets                                       376             -
                                                 ----------------------------

Total Assets                                               376             -
                                                 ============================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts Payable and Accrued Expenses                  128,843             -
                                                 ----------------------------
Total Current Liabilities                              128,843             -
                                                 ----------------------------

Non Current Liabilities:
Advances payable - affiliate                           331,489             -
                                                 ----------------------------
Total Non Current Liabilities                          331,489             -
                                                 ----------------------------

Total Liabilities                                      460,332             -
                                                 ----------------------------

Stockholders' Equity (Deficit):
Common stock: $.0001 par value
500,000,000 shares authorised,
and 172,800,000 shares issued and outstanding at
 December 31, 2009 and 2008.                            17,280        17,280
Additional Paid-in-Capital                              21,120        21,120
Accumulated (Deficit) during the development
 stage                                                (498,356)      (38,400)
                                                 ----------------------------
Total Stockholders' Equity (Deficit)                  (459,956)            -
                                                 ----------------------------

Total Liabilities and Stockholders' Equity
 (Deficit)                                                 376             -
                                                 ============================

See Notes to Financial Statements

                          PROINDIA INTERNATIONAL, INC.
                         (A Development Stage Company)
                            Statements of Operations


                                                                       November 12,
                                                                               2007
                                                    Year          Year  (Inception)
                                                   Ended         Ended  to December
                                            December 31,  December 31,           31,
                                                   2009          2008          2009
                                                   ----          ----          ----

Revenues                                            US$-          US$-          US$-
                                          ------------------------------------------

Cost and expenses
Legal, Accounting and Professional              393,273        29,192       422,465
Administration Expense                           49,091           808        49,899
                                          ------------------------------------------
                                                442,364        30,000       472,364
                                          ------------------------------------------
(Loss) from Operations                         (442,364)      (30,000)     (472,364)
Foreign Currency Exchange (Loss)                (17,594)            -       (17,594)
Other Income
Interest - other                                      2             -             2
                                          ------------------------------------------
(Loss) before Income Tax                       (459,956)      (30,000)     (489,956)
Provision for Income Tax                              -             -             -
                                          ------------------------------------------

Net (Loss)                                     (459,956)      (30,000)     (489,956)
                                          ------------------------------------------


Basic net (Loss) per Common Equivalent
 Shares                                           (0.00)        (0.00)        (0.00)
                                          ==========================================

Weighted Number of Common Equivalent
Shares Outstanding (000's)                      172,800       152,784       161,576
                                          ==========================================

See Notes to Financial Statements

                          PROINDIA INTERNATIONAL, INC.
                         (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)

                                                          Additional
                                             Common Stock  Paid-in    Accumulated
                                    Shares      Amount     Capital     (Deficit)      Total
                                    ------      ------     -------      --------     -------
                                                      US$        US$           US$         US$
                                 -------------------------------------------------------------

Inception, November 12, 2007                -           -          -            -           -

Issuance of 144,000,000 shares    144,000,000      14,400          -       (8,400)      6,000
Net (loss)                                  -           -          -            -           -
                                 -------------------------------------------------------------

Balance, December 31, 2007        144,000,000      14,400          -       (8,400)      6,000

Issuance of 28,800,000 shares      28,800,000       2,880     21,120            -      24,000
Net (loss)                                  -           -          -      (30,000)    (30,000)
                                 -------------------------------------------------------------
Balance, December 31, 2008        172,800,000      17,280     21,120      (38,400)          -

Net (loss)                                  -           -          -     (459,956)   (459,956)
                                 -------------------------------------------------------------

Balance December 31, 2009         172,800,000$     17,280 $   21,120    $(498,356)  $(459,956)
                                 -------------------------------------------------------------

See Notes to Financial Statements

                          PROINDIA INTERNATIONAL, INC.
                         (A Development Stage Company)
                            Statements of Cash Flows

                                                                            November 12,
                                                         Year                       2007
                                                        Ended          Year  (Inception)
                                                December 31, Ended December  to December
                                                         2009      31, 2008      31, 2009
                                                          US$           US$           US$
                                               ------------------------------------------


CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss)                                        $ (459,956)    $ (30,000)   $ (489,956)


Adjustments to reconcile net (loss) to net cash
 (used) in Operating Activities
Net change in Accounts Payable and Accrued
 Expenses                                            128,843             -       128,843
                                               ------------------------------------------
Net Cash (used) in Operating Activities             (331,113)      (30,000)     (361,113)
                                               ------------------------------------------

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES

Proceeds from Issuance of Stock                            -        24,000        30,000
Advances Payable - Affiliate                         331,489             -       331,489
                                               ------------------------------------------

Net Cash Provided by Financing Activities            331,489        24,000       361,489
                                               ------------------------------------------

Net Increase (Decrease) in Cash                          376        (6,000)         (376)

Cash at Beginning of Year                                  -         6,000             -
                                               ------------------------------------------
Cash at End of Year                                      376             -           376
                                               ==========================================


See Notes to Financial Statements

                          PROINDIA INTERNATIONAL, INC.
                         (A Development Stage Company)
                         Notes to Financial Statements
                           December 31, 2009 and 2008

(1)     ORGANIZATION  AND  BUSINESS

       ProIndia International, Inc. ("ProIndia" or the "Company") is a Delaware corporation originally incorporated in Florida as We Sell for U Corp. ("We Sell for U"). The principal stockholder of ProIndia is Power Developments Pty Ltd., an Australian corporation ("Power"), an entity majority owned by the Company's president, which owned 95.83% of ProIndia as of December 31, 2009.

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

     In December 2008, Power Developments Pty Ltd, an Australian corporation ("Power") acquired an 96% interest in ProIndia from certain stockholders. In connection therewith, the Company appointed a new President/Chief Executive Officer and Chief Financial Officer/Secretary and a new sole Director.

     Commencing in fiscal 2009, ProIndia has decided to focus its business on energy opportunities.

     In March 2009, the Company announced the execution of an Agreement with Indian Farmers Fertiliser Cooperative ("IFFCO") to explore the commercial viability of generating and/or distributing alternate energy or any other viable products to the rural Indian market. Since the announcement, the potential markets have been further refined to focus on regional farming communities in India who have little or no access to certain products, services or technologies relating to the farmers business or non business needs.

     Under the Agreement, ProIndia and IFFCO, agree to work together in a collaborative manner in relation to the products, services or technologies, in particular those in which IFFCO is not currently engaged, that may be applicable for the rural Indian market. ProIndia shall fund the pilot studies, with IFFCO facilitating ProIndia with the relevant government and licensing authorities. The parties may by mutual agreement extend the range of products covered by the Agreement. In the event the parties elect to proceed to full commercialization, ProIndia and IFFCO shall be exclusive partners, with ProIndia having access to IFFCO's cooperative members and distribution network.

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

     Since that time, ProIndia has continued to pursue this strategy and has met with IFFCO and other parties in India and internationally to continue to refine this strategy and resulting from this work, has formulated a business plan. As part of the ongoing strategy and in order to advance its business plan, ProIndia has engaged Boston Consulting Group (BCG) to assist with the development of components of the business plan. During February 2010 the Company has agreed with Boston Consulting Group ("BCG") to extend BCG's consulting role to the development of a business model for Agri-Input Retailing and Farm Management opportunities.

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

     To achieve these aims ProIndia, currently through BCG is exploring the development and commercialization of certain products, services or technologies which meet the following business criteria:

     1. Be highly beneficial to Indian farmers' and in particular regional farming communities who have little or no access to these products, services or technologies. The product, service or technology will address a widespread critical need throughout India and significantly improve the living standards of the target communities.

     2.   Be  affordable  and  simple to operate, use or obtain in remote areas.

     In accordance with the above aims and criteria, ProIndia through BCG has identified a number of opportunities for initial investigation. These areas cover a wide range of services, products and technologies across a broad range of categories relating to a farmers business and non business needs. The opportunities are being assessed under certain economic criteria with two clear opportunities identified.

     Once suitable products, services or technologies have been approved in conjunction with an appropriate business model and plan, a target community will be selected in conjunction with IFFCO to begin a pilot study. A feasibility study will commence to assess the viability of the chosen opportunity. This will include assessing the financial model and funding structure, the sustainability within the community, the marketing strategy, appropriate tariff structure, environmental impact, social impact and the overall implementation strategy.

     BCG's initial overview was completed in December 2009 and has highlighted two clear opportunities to develop through IFFCO's massive distribution network.

     Following discussion with BCG on BCG's results of the study, ProIndia has engaged BCG to proceed to the next phase of the engagement to investigate Agri-Input Retailing and Farm Management opportunities and to develop business models for such opportunities. ProIndia and BCG anticipate that this phase of the project will be completed by late 2010.

     The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of ProIndia as a going concern. The Company has not yet commenced revenue producing operations and has incurred net losses since inception and may continue to incur substantial and increasing losses for the next several years, all of which raises substantial doubt as to its ability to continue as a going concern. The financial statements do not contain any adjustments that could arise as a result of this uncertainty.

     In addition, ProIndia is reliant on loans and advances from corporations affiliated with the Company. Based on discussions with these affiliate companies, The Company believes this source of funding will continue to be available. Other than the arrangements noted above, the Company has not confirmed any other arrangement for ongoing funding. As a result the Company may be required to raise funds by additional debt or equity offerings in order to meet its cash flow requirements during the forthcoming year.


(2)     ACCOUNTING  POLICIES

     The Company is a development stage company and the following is a summary of the significant accounting policies followed in connection with the preparation of the financial statements.

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

     The Company complies with ASC Topic 915 and its characterization of the Company as a development stage company.

(b)     Cash  Equivalents

     ProIndia considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents. For the periods presented there were no cash equivalents.

(c)     Federal  Income  Tax

     ASC Topic 740 prescribes how a company should recognise, measure, present and disclose in its financial statements uncertain tax positions that the Company has taken or expects to take on a tax return. Additionally for tax positions to qualify for deferred tax benefit recognition under ASC 740, the position must have at least "more than likely not" chance of being sustained upon challenge by the respective taxing authorities, and whether or not it meets that criteria is a matter of significant judgement. The Company believes that it does not have any uncertain tax positions that would require the recognition or disclosure of a potential tax liability.

     The Company follows the asset and liability approach requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. For the periods presented, there was no taxable income. There are no deferred income taxes resulting from temporary differences in reporting certain income and expense items for income tax and financial accounting purposes. The Company, at this time, is not aware of any net operating losses which are expected to be realized.

(d)     Australian  Tax  Law

     The Company is an Australian resident corporation under Australian law and accordingly is subject to Australian income tax on its non-exempt worldwide assessable income (which includes capital gains), less allowable deductions, at the rate of 30%. Foreign tax credits are allowed where tax has been paid on foreign source income provided the tax credit does not exceed 30% of the foreign source income.

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

(e)     Loss  per  share

     The Company calculates loss per share in accordance with FASB ASC Topic 260, "Earnings per Share".

     Basic (loss) per share is computed based on the weighted average number of common shares outstanding during the period. Dilutive loss per share has not been presented as there are no common stock equivalents.

(f)     Fair  value  of  Financial  Instruments

     The Company's financial instruments consist primarily of cash and advances payables-affiliates. The fair value of cash approximates its carrying value. The fair value of the advance payables-affiliates is not determinable as it is due to an affiliate entity and settlement date is uncertain.

(3)     RECENT  ACCOUNTING  PRONOUNCEMENTS

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

     Effective January 1, 2009, the Company adopted the amended provisions of ASC Topic 820, Fair Value Measurements and Disclosures. This topic defines fair value, establishes a hierarchal disclosure framework for measuring fair value, and requires expanded disclosures about fair value measurements. The provisions of this topic apply to all financial instruments that are being measured and reported on a fair value basis. The adoption of ASC 820 has not had a material impact on the Company's financial position or results of operations.

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

     In May 2009, the FASB issued ASC 855, Subsequent Events, on the accounting for and disclosure of events that occur after the balance sheet date. This guidance was effective for interim and annual financial periods ending after June 15, 2009. This guidance was amended in February 2010. It requires an entity that is a SEC filer to evaluate subsequent events through the date that the financial statements are issued. The adoption of this guidance did not have an impact on our consolidated financial statements.

(4)     AFFILIATE  TRANSACTIONS

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

     The payable to affiliate at December 31, 2009 in the amount of $331,489 is all due to AXIS. During the year ended December 31, 2009, AXIS provided services in accordance with the services agreement and incurred direct costs on behalf of the Company of $331,489. The Company intends to repay these amounts with funds raised either via additional debt or equity offerings, but as this may not occur within the next 12 months, the Company has decided to classify the amounts payable as non current in the accompanying balance sheets.


(5)     INCOME  TAXES

     ProIndia files its income tax returns on an accrual basis. ProIndia has carry-forward losses of approximately $488,000 as of December 31, 2009 which will expire in the year 2029. Due to the uncertainty of the availability and future utilization of those operating loss carry-forwards, management has provided a full valuation against the related tax benefit.


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

     On March 31, 2009, the Company's Board of Directors declared a 2-for-1 stock split in the form of a stock dividend that was payable in August, 2009 to stockholders of record as of August 12, 2009. The Company has accounted for this bonus issue as a stock split and accordingly, all share and per share data has been retroactively restated..

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

(7)     SUBSEQUENT  EVENTS

     The Company has evaluated subsequent events and has determined that there were no subsequent events or transactions which would require recognition or disclosure in the financial statements except as noted herein:

     During February 2010 the Company has agreed with Boston Consulting Group ("BCG") to extend BCG's consulting role to the development of a business model for the Agri-Input Retailing and Farm Management opportunity. As per the agreement, the Company will be charged professional fees aggregating approximately $1,000,000 for services to be rendered by BCG during 2010.