Form 10-Q
period 2010-03-31
ProIndia International, Inc.
filed 2010-05-14
CIK 1423417

--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  -----------
                                   FORM 10-Q
                                  -----------

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the Quarterly Period Ended March 31, 2010

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the transition period from ________________ to ________________

                       Commission File Number: 000-53735

                                  -----------
                          PROINDIA INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)
                                  -----------

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


         (Former Name or Former Address, if Changed Since Last Report)

                                  -----------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing  requirements  for  the  past  90  days.   [X]  Yes   [ ]  No

     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant
was  required  to  submit  and  post  such  files).*   [ ]  Yes   [ ]  No

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

(Check one): Large accelerated filer [ ]   Accelerated filer [ ]   Non-accelerated filer [ ]   Smaller reporting company [X]

     Indicate  by  check  mark  whether  the  registrant  is a shell company (as
defined  in  Rule  12-b2  of  the  Exchange  Act).   [ ]  Yes   [X]  No

     There  were 172,800,000 shares of common stock outstanding on May 14, 2010.

--------------------------------------------------------------------------------

  Table Of Contents

                                                                                                       PAGE NO
                                                                                                       -------

PART I.        FINANCIAL INFORMATION

Item 1         Financial Statements                                                                        2
Item 2         Management's Discussion and Analysis of Financial Condition and Results of Operations      10
Item 3         Quantitative and Qualitative Disclosure about Market Risk                                  12
Item 4         Controls and Procedures                                                                    12

PART II        OTHER INFORMATION

Item 1         Legal Proceedings                                                                          14
Item 1A        Risk Factors                                                                               14
Item 2         Unregistered Sales of Equity Securities and Use of Proceeds                                14
Item 3         Defaults Upon Senior Securities                                                            14
Item 4         Removed and Reserved                                                                       14
Item 5         Other Information                                                                          14
Item 6         Exhibits                                                                                   14


SIGNATURES                                                                                                15

EXHIBIT INDEX                                                                                             16

Exh. 31.1           Certification                                                                         17
Exh. 31.2           Certification                                                                         19
Exh. 32.1           Certification                                                                         21
Exh. 32.2           Certification                                                                         22

                         PART I - FINANCIAL INFORMATION

Item  1.     FINANCIAL  STATEMENTS

Introduction  to  Interim  Financial  Statements.

     The interim financial statements included herein have been prepared by ProIndia International, Inc. ("ProIndia" or the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (The "Commission"). Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2009.

     In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary to present fairly the financial position of the Company as of March 31, 2010, the results of its operations for the three month periods ended March 31, 2010 and 2009 and for the cumulative period November 12, 2007 (inception) to March 31, 2010, and the changes in its cash flows for the three month periods ended March 31, 2010 and 2009 and for the cumulative period November 12, 2007 (inception) to March 31, 2010, have been included. The results of operations for the interim periods are not necessarily indicative of the results for the full year.

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

                                   PROINDIA INTERNATIONAL, INC.
                                  (A Development Stage Company)
                                          Balance Sheet

                                                                          March 31,  December 31,
                                                                          ---------  ------------
                                                                               2010          2009
                                                                               ----          ----
                                                                         (Unaudited)
                                                                         -----------
                                                                                   $            $

ASSETS

Current Assets:
Cash                                                                         2,730            376
                                                                    ------------------------------
Total Current Assets                                                         2,730            376
                                                                    ------------------------------

Total Assets                                                                 2,730            376
                                                                    ==============================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued expenses                                       15,488        128,843
                                                                    ------------------------------
Total Current Liabilities                                                   15,488        128,843
                                                                    ------------------------------

Non Current Liabilities
Advances payable - affiliate                                               481,433        331,489
                                                                    ------------------------------
Total Non Current Liabilities                                              481,433        331,489
                                                                    ------------------------------


Total Liabilities                                                          496,921        460,332
                                                                    ------------------------------

Stockholders' Equity (Deficit):
Common stock: $.0001 par value
500,000,000 shares authorised,
and 172,800,000 shares issued and outstanding                               17,280         17,280
Additional paid-in capital                                                  21,120         21,120
Accumulated (deficit)                                                     (532,591)      (498,356)
                                                                    ------------------------------
Total Stockholders' Equity (Deficit)                                      (494,191)      (459,956)
                                                                    ------------------------------

Total Liabilities and Stockholders' Equity (Deficit)                         2,730            376
                                                                    ==============================

See Notes to Financial Statements

                             PROINDIA INTERNATIONAL, INC.
                             (A Development Stage Company)
                               Statements of Operations
                                      (Unaudited)

                                           For the three months ended     November 12,
                                                    March 31                      2007
                                                                         (Inception) to
                                                                              March 31,
                                                   2010            2009           2010
                                                   ----            ----           ----

Revenues                                             $-              $-             $-

Cost and expenses
Legal, accounting and professional                8,373          24,796        430,838
Administration expense                           16,139          19,234         66,038
                                         ----------------------------------------------
                                                 24,512          44,030        496,876
                                         ----------------------------------------------

(Loss) from operations                          (24,512)        (44,030)      (496,876)
Foreign currency exchange (loss)                 (9,725)         (1,035)       (27,319)
Interest - other                                      2               -              4
                                         ----------------------------------------------
(Loss) before income tax                        (34,235)        (45,065)      (524,191)
Provision for income tax                              -               -              -
                                         ----------------------------------------------
Net (loss)                                      (34,235)        (45,065)      (524,191)
                                         ----------------------------------------------

Basic net (loss) per common equivalent
 shares                                           (0.00)          (0.00)         (0.00)
                                         ----------------------------------------------

Weighted number of common equivalent
shares outstanding (000's)                      172,800         172,800        162,736
                                         ----------------------------------------------

See Notes to Financial Statements

                                   PROINDIA INTERNATIONAL, INC.
                                  (A Development Stage Company)
                           Statements of Stockholders' Equity (Deficit)
                                           (Unaudited)

                                                      Common  Additional
                                                       Stock     Paid-in  Accumulated
                                         Shares       Amount     Capital    (Deficit)        Total
                                         ------       ------     -------    ---------        -----
                                                           $           $           $            $
                                   ---------------------------------------------------------------

Inception, November 12, 2007                  -            -           -           -            -

Issuance of 144,000,000 shares      144,000,000       14,400           -      (8,400)       6,000

Net (loss)                                    -            -           -           -            -
                                   ---------------------------------------------------------------

Balance, December 31, 2007          144,000,000       14,400           -      (8,400)       6,000

Issuance of 28,800,000 shares        28,800,000        2,880      21,120           -       24,000

Net (loss)                                    -            -           -     (30,000)     (30,000)
                                   ---------------------------------------------------------------

Balance, December 31, 2008          172,800,000      17,280,      21,120     (38,400)           -

Net (loss)                                    -            -           -    (459,956)    (459,956)
                                   ---------------------------------------------------------------

Balance, December 31 2009           172,800,000       17,280      21,120    (498,356)    (459,956)

Net (loss)                                    -            -           -     (34,235)     (34,235)
                                   ---------------------------------------------------------------

Balance, March 31 2010              172,800,000     $ 17,280     $21,120  $ (532,591)  $ (494,191)
                                   ---------------------------------------------------------------

See Notes to Financial Statements

                                            PROINDIA INTERNATIONAL, INC.
                                            (A Development Stage Company)
                                              Statements of Cash Flows
                                                     (Unaudited)


                                                                                 For the three months    November 12,
                                                                                     ended March 31             2007
                                                                                                         (inception)
                                                                                                         to March 31,
                                                                                       2010        2009          2010
                                                                                          $           $             $
                                                                               --------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss)                                                                          (34,235)    (45,065)    (524,191)

Adjustments to reconcile net (loss) to net cash (used) in operating activities
Net change in accounts payable and accrued expenses                                (113,355)     45,065       15,488
                                                                               --------------------------------------

Net Cash used in Operating Activities                                              (147,590)          -     (508,703)
                                                                               --------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of stock                                                           -           -       30,000
Advances payable - affiliate                                                        149,944           -      481,433
                                                                               --------------------------------------
Net Cash provided by Financing Activities                                           149,944           -      511,433
                                                                               --------------------------------------

Net Increase in Cash                                                                  2,354           -        2,730

Cash at Beginning of Period                                                             376           -            -
                                                                               --------------------------------------

Cash at End of Period                                                                 2,730           -        2,730
                                                                               ======================================


See Notes to Financial Statements

                          PROINDIA INTERNATIONAL, INC.
                         (A Development Stage Company)
                         Notes to Financial Statements
                                 March 31, 2010

(1)  ORGANIZATION AND BUSINESS

     ProIndia International, Inc. ("ProIndia" or the "Company") is a Delaware corporation originally incorporated in Florida as We Sell for U Corp. ("We Sell for U"). The principal stockholder of ProIndia is Power Developments Pty Ltd., an Australian corporation ("Power"), an entity majority owned by the Company's President, which owned 95.83% of ProIndia as of March 31, 2010.

     On August 12, 2009, the Company re-incorporated in the State of Delaware (the "Reincorporation") through a merger involving We Sell for U Corp. and ProIndia International, Inc., a Delaware Corporation that was a wholly owned subsidiary of We Sell for U. The Reincorporation was effected by merging We Sell for U with ProIndia, with ProIndia being the surviving entity. For purposes of financial reporting, ProIndia is deemed a successor to We Sell for U.

     In December 2008, Power acquired a 96% interest in ProIndia from certain stockholders. In connection therewith, the Company appointed a new President/Chief Executive Officer and Chief Financial Officer/Secretary and a new sole Director.

     Commencing in fiscal 2009, ProIndia has decided to focus its business on energy opportunities and considers itself a development stage company.

     The accompanying financial statements are presented in US$ and have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of ProIndia International, Inc. as a going concern. However, ProIndia International, Inc. has limited assets, has not yet commenced revenue producing operations and has sustained recurring losses since inception. The Company has funded operations since inception through advances from an affiliated entity.

     The Company's ability to continue operations through the remainder of 2010 is dependent upon future funding from affiliated entities, capital raisings, or its ability to commence revenue producing operations and positive cash flows.

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

     In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820) - Improving Disclosures about Fair Value Measurements. This ASU requires new disclosures and clarifies certain existing disclosure requirements about fair value measurements. ASU 2010-06 requires a reporting entity to disclose significant transfers in and out of Level 1 and Level 2 fair value measurements, to describe the reasons for the transfers and to present separately information about purchases, sales, issuances and settlements for fair value measurements using significant unobservable inputs. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements, which is effective for interim and annual reporting periods beginning after December 15, 2010; early adoption is permitted. We do not expect that the adoption of ASU 2010-06 will have a material impact on our financial position, results of operations or cash flows.

     In May 2009, the Financial Accounting Standards Board (FASB) issued guidance on the accounting for and disclosure of events that occur after the balance sheet date. This guidance was effective for interim and annual financial periods ending after June 15, 2009. In February 2010, the FASB issued Accounting Standards Update (ASU) 2010-09, Subsequent Events: Amendments to Certain Recognition and Disclosure Requirements. This ASU retracts the requirement to disclose the date through which subsequent events have been evaluated and whether that date is the date the financial statements were issued or were available to be issued. ASU 2010-09 requires an entity that is a SEC filer to evaluate subsequent events through the date that the financial statements are issued. ASU 2010-09 is effective for interim and annual financial periods ending after February 24, 2010. The adoption of this guidance did not have an impact on our consolidated financial statements.

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

     The payable to affiliate at March 31, 2010 in the amount of $481,433 is all due to AXIS. During the three months ended March 31, 2010, AXIS provided services in accordance with the services agreement and incurred direct costs on behalf of the Company of $149,944. The Company intends to repay these amounts with funds raised either via additional debt or equity offerings, but as this may not occur within the next 12 months, the Company has decided to classify the amounts payable as non current in the accompanying balance sheets.

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

(5)  INCOME TAXES

     ProIndia files its income tax returns on an accrual basis. ProIndia has carry-forward losses of approximately $472,000 as of December 31, 2009 which will expire in the year 2029. Due to the uncertainty of the availability and future utilization of those operating loss carry-forwards, management has provided a full valuation against the related tax benefit.

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

(7)  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The Company's financial instruments consist of cash, accounts payable and accrued expenses, and payable to affiliate. The carrying amounts of cash, accounts payable and accrued expenses approximate their respective fair values because of the short maturities of those instruments. The fair value of the advance payables - affiliates is not determinable as it is due to an affiliate entity and settlement date is uncertain.

(8)  SUBSEQUENT  EVENTS

     The Company has evaluated significant events subsequent to the balance sheet date and has determined that there were no subsequent events or transactions which would require recognition or disclosure in the financial statements.

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

     We have incurred net losses since our inception and may continue to incur substantial and increasing losses for the next several years. Since inception we have incurred accumulated losses of $532,591 which was funded primarily by the sale of equity securities and loans from affiliates.

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

     Once suitable products, services or technologies have been approved in conjunction with an appropriate business model and plan, a target community will be selected in conjunction with IFFCO to begin a pilot studyA feasibility study will commence to assess the viability of the chosen opportunity. This will include assessing the financial model and funding structure, the sustainability within the community, the marketing strategy, appropriate tariff structure, environmental impact, social impact and the overall implementation strategy.

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

     In the March quarter BCG have further developed the business models for the two identified farm management and agri-input retailing opportunities for ProIndia. The strategic and operational play of these business models has progressed and evaluation of potential partners has begun. BCG have been working closely with IFFCO and ProIndia to further understand how these identified market opportunities can be exploited and how they will be managed and operated on the ground.

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

RESULTS OF OPERATION

Three Months Ended March 31, 2010 vs. Three Months Ended March 31, 2009.

     Costs and expenses decreased from $44,030 in the three months ended March 31, 2009 to $24,512 in the three months ended March 31, 2010.

     The  decrease  in  costs  and  expenses  is  a  net  result  of:

a) a decrease in legal, accounting and professional expense from $24,796, for the three months ended March 31, 2009 to $8,373 for the three months ended March 31, 2010, primarily as a result of 2007 and 2008 professional fees associated with the Company's SEC compliance obligations being incurred in the three months ended March 31, 2009. No such additional expense was incurred in the three months ended March 31, 2010.

b) a decrease in administrative expense including salaries from $19,234 in the three months ended March 31, 2009 to $16,139 in the three months ended March 31, 2010, primarily as a result of a decrease in the costs of filing documents with the SEC and stock transfer agent costs.

     As a result of the foregoing, the loss from operations decreased from $44,030 for the three months ended March 31, 2009 to $24,512 for the three months ended March 31, 2010.

     A foreign currency exchange loss of $9,725 for the three months ended March 31, 2010 compared to a foreign currency exchange loss of $1,035 for the three months ended March 31, 2009 was recorded as a result of the movement in the Australian dollar versus the US dollar. The Company incurs a number of costs and charges, including administrative costs, in Australian dollars and maintains an Australian dollar bank account which accounts for the foreign currency movements.

     Other income increased from $nil for the three months ended March 31, 2009 to $2 for the three months ended March 31, 2010 being interest received.

     The net loss was $34,235 for the three months ended March 31, 2010 compared to a net loss of $45,065 for the three months ended March 31, 2009.

Liquidity and Capital Resources

     For the three months ended March 31, 2010, net cash used in operating activities was $147,590 primarily consisting of the net loss of $34,235 and a decrease in accounts payable and accrued expenses of $113,355. For the three months ended March 31, 2010, net cash provided by financing activities was $149,944 primarily consisting of an increase in payable to affiliate.

     As of March 31, 2010 the Company had short-term obligations of $15,488 comprising accounts payable and accrued expenses. As of March 31, 2010 the Company had long-term obligations of $481,433 comprising borrowings - affiliate.

     The Company's ability to continue operations through 2010 is dependent upon future funding from affiliated entities, capital raisings, or its ability to commence revenue producing operations and positive cash flows.

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

     At March 31, 2010, the Company had no outstanding interest bearing loan facilities.

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

c)   Other

     We believe that a controls system, no matter how well designed and operated, can not provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurances of achieving our desired control objectives, and our principal executive officer and principal financial officer have concluded, as of March 31, 2010, that our disclosure controls and procedures were effective in achieving that level of reasonable assurance.

                          PART II - OTHER INFORMATION

Item 1.     Legal Proceedings.

Not Applicable

Item 1A.    Risk Factors.

Not Applicable

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable

Item 3.     Defaults Upon Senior Securities.

Not Applicable

Item 4.     Removed and Reserved.

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

                                   ProIndia International, Inc.

                                   By:    /s/ Joseph I. Gutnick
                                          --------------------------------------
                                          Joseph I. Gutnick
                                          Chairman of the Board, President and
                                          Chief Executive Officer
                                          (Principal Executive Officer)


                                   By:    /s/ Peter Lee
                                          --------------------------------------
                                          Peter Lee
                                          Secretary and
                                          Chief Financial Officer
                                          (Principal Financial Officer)

Dated May 14, 2010

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