Form 10-Q
period 2010-06-30
ProIndia International, Inc.
filed 2010-08-13
CIK 1423417

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ---------
                                   FORM 10-Q
                                   ---------

(Mark one)
|x| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the Quarterly Period Ended June 30, 2010

                                       or

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ________________ to ________________

                       Commission File Number: 000-53735
                                    -------

                          PROINDIA INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)
                                    -------

                        Delaware                     26-0267587
             (State or Other Jurisdiction         (I.R.S. Employer
                    of Incorporation)           Identification No.)

               Level 8, 580 St Kilda Road
             Melbourne, Victoria, Australia              3004
        (Address of Principal Executive Offices)     (Zip Code)

    Registrant's telephone number, including area code: 001 (613) 8532 2800
                                    -------

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

(Check one):       Large accelerated filer |_|    Accelerated filer         |_|
                   Non-accelerated filer   |_|    Smaller reporting company |X|

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b2 of the Exchange Act). |_| Yes |X| No

     There were 172,800,000 shares of common stock outstanding on August 13, 2010.

Table of Contents
                                                                      PAGE NO
                                                                    ------------

PART I.      FINANCIAL INFORMATION

Item 1       Financial Statements                                              2
Item 2       Management's Discussion and Analysis of Financial
              Condition and Results of Operations                             10
Item 3       Quantitative and Qualitative Disclosure about Market
              Risk                                                            13
Item 4       Controls and Procedures                                          13

PART II      OTHER INFORMATION

Item 1       Legal Proceedings                                                14
Item 1A      Risk Factors                                                     14
Item 2       Unregistered Sales of Equity Securities and Use of
              Proceeds                                                        14
Item 3       Defaults Upon Senior Securities                                  14
Item 4       Removed and Reserved                                             14
Item 5       Other Information                                                14
Item 6       Exhibits                                                         14


SIGNATURES                                                                    15

EXHIBIT INDEX                                                                 16

Exh. 31.1             Certification                                           17
Exh. 31.2             Certification                                           19
Exh. 32.1             Certification                                           21
Exh. 32.2             Certification                                           22

                         PART I - FINANCIAL INFORMATION

Item  1.     FINANCIAL  STATEMENTS

Introduction  to  Interim  Financial  Statements.

     The interim financial statements included herein have been prepared by ProIndia International, Inc. ("ProIndia or the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (The "Commission"). Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2009.

     In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary to present fairly the financial position of the Company as of June 30, 2010, the results of its operations for the three and six month periods ended June 30, 2010 and 2009 and for the cumulative period November 12, 2007 (inception) to June 30, 2010, and the changes in its cash flows for the six month periods ended June 30, 2010 and 2009 and for the cumulative period November 12, 2007 (inception) to June 30, 2010, have been included. The results of operations for the interim periods are not necessarily indicative of the results for the full year.

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

                          PROINDIA INTERNATIONAL, INC.
                         (A Development Stage Company)
                                 Balance Sheet
                                                         June 30,   December 31,
                                                            2010            2009
                                                      (Unaudited)
                                                     ---------------------------
                                                                $              $

ASSETS

Current Assets:
Cash                                                          712            376
Prepayments                                                 3,400              -
                                                     ---------------------------
Total Current Assets                                        4,112            376
                                                     ---------------------------

Total Assets                                                4,112            376
                                                     ===========================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Accounts payable and accrued expenses                      88,965        128,843
                                                     ---------------------------
Total Current Liabilities                                  88,965        128,843
                                                     ---------------------------

Non Current Liabilities
Advances payable - affiliate                            1,026,148        331,489
                                                     ---------------------------
Total Non Current Liabilities                           1,026,148        331,489
                                                     ---------------------------


Total Liabilities                                       1,115,113        460,332
                                                     ---------------------------

Stockholders' Equity (Deficit):
Common stock: $.0001 par value
500,000,000 shares authorised,
and 172,800,000 shares issued and outstanding              17,280         17,280
Additional paid-in capital                                 21,120         21,120
Accumulated (deficit)                                 (1,149,401)      (498,356)
                                                     ---------------------------
Total Stockholders' Equity (Deficit)                  (1,111,001)      (459,956)
                                                     ---------------------------

Total Liabilities and Stockholders' Equity (Deficit)        4,112            376
                                                     ===========================

                          PROINDIA INTERNATIONAL, INC.
                         (A Development Stage Company)
                            Statements of Operations
                                  (Unaudited)

                                         For the three months ended  For the six months ended    November 12,
                                                   June 30                    June 30                    2007
                                                   -------                    -------           (Inception) to
                                                                                                 June 30, 2010
                                                                                                --------------
                                                  2010          2009         2010          2009
                                                  ----          ----         ----          ----

Revenues                                            $-            $-           $-            $-             $-

Cost and expenses
Legal, Accounting and Professional             656,596        19,757      664,969        44,553      1,087,434
Administration Expense                          11,641         5,241       27,780        24,475         77,679
                                         ---------------------------------------------------------------------
                                               668,237        24,998      692,749        69,028      1,165,113
                                         ---------------------------------------------------------------------

(Loss) from Operations                       (668,237)      (24,998)    (692,749)      (69,028)    (1,165,113)
Foreign Currency Exchange Gain/(Loss)           51,420       (6,668)       41,695       (7,703)         24,101
Interest - other                                     7             -            9             -             11
                                         ---------------------------------------------------------------------
(Loss) before income tax                     (616,810)      (31,666)    (651,045)      (76,731)    (1,141,001)
Provision for Income Tax                             -             -            -             -              -
                                         ---------------------------------------------------------------------
Net (Loss)                                   (616,810)      (31,666)    (651,045)      (76,731)    (1,141,001)
                                         ---------------------------------------------------------------------

Basic net (Loss) per Common Equivalent
 Shares                                         (0.00)        (0.00)       (0.00)        (0.00)         (0.01)
                                         ---------------------------------------------------------------------

Weighted number of common equivalent
Shares outstanding (000's)                     172,800       172,800      172,800       172,800        163,688
                                         ---------------------------------------------------------------------

See Notes to Financial Statements

                          PROINDIA INTERNATIONAL, INC.
                         (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)
                       for the period ended June 30, 2010
                                  (Unaudited)

                                                    Common    Additional
                                                     Stock       Paid-in  Accumulated
                                        Shares      Amount       Capital     (Deficit)        Total
                                        ------      ------       -------  ------------        -----
                                                         $             $             $            $
                                   ----------------------------------------------------------------

Inception, November 12, 2007                 -           -             -             -            -

Issuance of 144,000,000 shares     144,000,000      14,400             -       (8,400)        6,000

Net (loss)                                   -           -             -             -            -
                                   ----------------------------------------------------------------

Balance, December 31, 2007         144,000,000      14,400             -       (8,400)        6,000

Issuance of 28,800,000 shares       28,800,000       2,880        21,120             -       24,000

Net (loss)                                   -           -             -      (30,000)     (30,000)
                                   ----------------------------------------------------------------

Balance, December 31, 2008         172,800,000      17,280        21,120      (38,400)            -

Net (loss)                                   -           -             -     (459,956)    (459,956)
                                   ----------------------------------------------------------------

Balance, December 31, 2009         172,800,000      17,280        21,120     (498,356)    (459,956)

Net (loss)                                   -           -             -     (651,045)    (651,045)
                                   ----------------------------------------------------------------

Balance, June 30, 2010             172,800,000     $17,280       $21,120  $(1,149,401) $(1,111,001)
                                   ----------------------------------------------------------------

See Notes to Financial Statements

                          PROINDIA INTERNATIONAL, INC.

                         (A Development Stage Company)
                            Statements of Cash Flows
                                  (Unaudited)

                                                             For the six months   November 12,
                                                                ended June 30            2007
                                                                                   (inception)
                                                                                   to June 30,
                                                                  2010        2009        2010
                                                                     $           $           $
                                                           -----------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss)                                                   (651,045)    (76,731) (1,141,001)

Adjustments to reconcile net (loss) to net cash used in
 operating activities
Net change in prepayments                                      (3,400)           -     (3,400)
Net change in accounts payable and accrued expenses           (39,878)       7,434      88,965
                                                           -----------------------------------

Net Cash used in Operating Activities                        (694,323)    (69,297) (1,055,436)
                                                           -----------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of stock                                      -           -      30,000
Advances payable - affiliate                                   694,659      72,890   1,026,148
                                                           -----------------------------------
Net Cash provided by Financing Activities                      694,659      72,890   1,056,148
                                                           -----------------------------------

Net increase in Cash                                               336       3,593         712

Cash at Beginning of Period                                        376           -           -
                                                           -----------------------------------

Cash at End of Period                                              712       3,593         712
                                                           ===================================


See Notes to Financial Statements

                          PROINDIA INTERNATIONAL, INC.
                         (A Development Stage Company)
                         Notes to Financial Statements
                                 June 30, 2010

(1)     ORGANIZATION AND BUSINESS

     ProIndia International, Inc. ("ProIndia" or the "Company") is a Delaware corporation originally incorporated in Florida as We Sell for U Corp. ("We Sell for U"). The principal stockholder of ProIndia is Power Developments Pty Ltd., an Australian corporation ("Power"), an entity majority owned by the Company's President, which owned 95.83% of ProIndia as of June 30, 2010.

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

     Commencing in fiscal 2009, ProIndia has decided to focus its business on energy opportunities and considers itself a development stage company. The Company has engaged Boston Consulting Group (BCG), in consultation with the Indian Farmers Fertilizer Cooperative Limited ("IFFCO"), to assist with the development of components of a business plan to identify and develop market opportunities in the energy sector utilizing IFFCO's distribution network in India.

     The accompanying financial statements are presented in US$ and have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of ProIndia International, Inc. as a going concern. However, ProIndia International, Inc. has limited assets, has not yet commenced revenue producing operations and has sustained recurring losses since inception. The Company has funded operations since inception through advances from an affiliated entity. (see note 3)

     The Company's ability to continue operations through the remainder of 2010 is dependent upon future funding from affiliated entities, capital raisings, or its ability to commence revenue producing operations and positive cash flows.

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

     In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820) - Improving Disclosures about Fair Value Measurements. This ASU requires new disclosures and clarifies certain existing disclosure requirements about fair value measurements. ASU 2010-06 requires a reporting entity to disclose significant transfers in and out of Level 1 and Level 2 fair value measurements, to describe the reasons for the transfers and to present separately information about purchases, sales, issuances and settlements for fair value measurements using significant unobservable inputs. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements, which is effective for interim and annual reporting periods beginning after December 15, 2010; early adoption is permitted. The adoption of ASU 2010-06 did not have a material impact on our financial position, results of operations or cash flows.

 (3)     AFFILIATE  TRANSACTIONS

     The Company has an agreement with AXIS Consultants Pty Ltd ("AXIS") to provide management and administration services to the Company. AXIS is affiliated through common management. The Company is one of eight affiliated companies under common management with AXIS. Each of the companies has some common Directors, officers and shareholders. In addition, each of the companies is substantially dependent upon AXIS for its senior management and administration staff. It has been the intention of the affiliated companies and respective Boards of Directors that each of such arrangements or transactions should accommodate the respective interest of the relevant affiliated companies in a manner which is fair to all parties and equitable to the shareholders of each. Currently, there are no material arrangements or planned transactions between the Company and any of the other affiliated companies other than AXIS.

     The payable to affiliate at June 30, 2010 in the amount of $1,026,148 is all due to AXIS. During the six months ended June 30, 2010, AXIS provided services in accordance with the services agreement, incurred direct costs on behalf of the Company and advanced funds of $694,659. The Company intends to repay these amounts with funds raised either via additional debt or equity offerings, but as this may not occur within the next 12 months, the Company, in conjunction with AXIS, has made a determination to classify the amounts payable as non current in the accompanying balance sheets.

(4)     GOING  CONCERN

     The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of ProIndia as a going concern. ProIndia has incurred net losses since inception and may continue to incur substantial and increasing losses for the next several years, which raises substantial doubts as to its ability to continue as a going concern.

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

      ASC Topic 740 "Income Taxes". prescribes how a company should recognise, measure, present and disclose in its financial statements uncertain tax positions that the Company has taken or expects to take on a tax return. Additionally for tax positions to qualify for deferred tax benefit recognition under ASC 740, the position must have at least a "more likely than not" chance of being sustained upon challenge by the respective taxing authorities, and whether or not it meets that criteria is a matter of significant judgement. The Company believes that it does not have any uncertain tax positions that would require the recording or disclosure of a potential tax liability. The Company's tax years for all years since December 31, 2006 remain open to most taxing authorities.

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

     We have incurred net losses since our inception and may continue to incur substantial and increasing losses for the next several years. Since inception we have incurred accumulated losses of $1,149,401 which was funded primarily by the sale of equity securities and loans from affiliates.

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

     Since that time, ProIndia has continued to pursue this strategy and has met with IFFCO and other parties in India and internationally to continue to refine this strategy and resulting from this work, has formulated a business plan. As part of the ongoing strategy and in order to advance its business plan, ProIndia engaged Boston Consulting Group (BCG) to assist with the development of components of the business plan.

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

     Following discussion with BCG on BCG's results of the study, ProIndia engaged BCG to proceed to the next phase of the engagement to investigate Agri-Input Retailing and Farm Management opportunities and to develop business models for such opportunities. ProIndia and BCG anticipate that this phase of the project will be completed by late 2010.

     In the June 2010 each of the opportunities previously identified by BCG were further developed and initial shortlists of regions, products and participants were determined. The Company is continuing its ongoing evaluation process to ensure the identified market opportunities can be properly exploited and effectively managed and operated on the ground; however it will not utilize the services of BCG during the evaluation. Additionally, the Company plans to also look for opportunities in the resources industry and will shortly seek shareholder approval to change its name to Electrum International, Inc.

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


RESULTS OF OPERATION

Three Months Ended June 30, 2010 vs. Three Months Ended June 30, 2009.

     Costs and expenses increased from $24,998 in the three months ended June 30, 2009 to $668,237 in the three months ended June 30, 2010.

     The  increase  in  costs  and  expenses  is  a  net  result  of:

a) an increase in legal, accounting and professional expense from $19,757 for the three months ended June 30, 2009 to $656,596 for the three months ended June 30, 2010, primarily as a result of professional expenses of $646,278 associated with the more detailed analysis of the previously identified potential business opportunities to enable the Company to continue the evaluation process, for which there was no comparable expense in the three months ended June 30, 2009.

b) an increase in administrative costs including salaries from $5,241 in the three months ended June 30, 2009 to $11,641 in the three months ended June 30, 2010, primarily as a result of an increase in the cost of services provided by AXIS in accordance with the service agreement, expenditure on accounting research software and website maintenance, and increases in bank charges.

     As a result of the foregoing, the loss from operations increased from $24,998 for the three months ended June 30, 2009 to $668,237 for the three months ended June 30, 2010.

     A foreign currency exchange gain of $51,420 for the three months ended June 30, 2010 compared to a foreign currency exchange loss of $6,668 for the three months ended June 30, 2009 was recorded as a result of the movement in the Australian dollar versus the US dollar. The Company incurs a number of costs and charges, including administrative costs, in Australian dollars and maintains an Australian dollar bank account which accounts for the foreign currency movements.

     The net loss was $616,810 for the three months ended June 30, 2010 compared to a net loss of $31,666 for the three months ended June 30, 2009.

Six Months Ended June 30, 2010 vs. Six Months Ended June 30, 2009.

     Costs and expenses increased from $69,028 in the six months ended June 30, 2009 to $692,749 in the six months ended June 30, 2010.

     The  increase  in  costs  and  expenses  is  a  net  result  of:

a) an increase in legal, accounting and professional expense from $44,553 for the six months ended June 30, 2009 to $664,969 for the six months ended June 30, 2010, primarily as a result of professional expenses of $646,278 associated with the more detailed analysis of the previously identified potential business opportunities to enable the Company to continue the evaluation process, for which there was no comparable expense in the six months ended June 30, 2009.

b) an increase in administrative costs including salaries from $24,475 in the six months ended June 30, 2009 to $27,780 in the six months ended June 30, 2010, primarily as a result of an increase in the cost of services provided by AXIS in accordance with the service agreement, expenditure on accounting research software and website maintenance, and increases in bank charges.

     As a result of the foregoing, the loss from operations increased from $69,028 for the six months ended June 30, 2009 to $692,749 for the six months ended June 30, 2010.

     A foreign currency exchange gain of $41,695 for the six months ended June 30, 2010 compared to a foreign currency exchange loss of $7,703 for the six months ended June 30, 2009 was recorded as a result of the movement in the Australian dollar versus the US dollar. The Company incurs a number of costs and charges, including administrative costs, in Australian dollars and maintains an Australian dollar bank account which accounts for the foreign currency movements.

     The net loss was $651,045 for the six months ended June 30, 2010 compared to a net loss of $76,731 for the six months ended June 30, 2009.

Liquidity and Capital Resources

     For the six months ended June 30, 2010, net cash used in operating activities was $694,323 primarily consisting of the net loss of $651,045, a decrease in accounts payable and accrued expenses of $39,878 and an increase in prepayments of $3,400. For the six months ended June 30, 2010, net cash provided by financing activities was $694,659 primarily consisting of an increase in payable to affiliate.

     As of June 30, 2010 the Company had short-term obligations of $88,965 comprising accounts payable and accrued expense. As of June 30, 2010 the Company had long-term obligations of $1,026,148 comprising borrowings - affiliate.

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

At  June  30,  2010,  the  Company  had  no  outstanding  loan  facilities.

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

     c)  Other

     We believe that a controls system, no matter how well designed and operated, can not provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurances of achieving our desired control objectives, and our principal executive officer and principal financial officer have concluded, as of June 30, 2010, that our disclosure controls and procedures were effective in achieving that level of reasonable assurance.

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

                             By:     /s/ Joseph I Gutnick

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

       Dated August 13, 2010

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