Form 10-Q
period 2010-09-30
ProIndia International, Inc.
filed 2010-11-15
CIK 1423417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10- Q

(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the Quarterly Period Ended September 30, 2010
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from ________________ to ________________
Commission File Number: 000-53735
———————
ELECTRUM INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)
———————

Delaware	26-0267587
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation)	Identification No.)

Level 8, 580 St Kilda Road
Melbourne, Victoria, Australia	3004
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: 001 (613) 8532 2800

ProIndia International, Inc.
(Former Name or Former Address, if changed since Last Report)
———————

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes  ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).*     ☐ Yes  ☐  No

*       The registrant has not yet been phased into the interactive data requirements

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12-b2 of the Exchange Act.

(Check one): Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b2 of the Exchange Act). ☐ Yes ☒ No

There were 172,800,000 shares of common stock outstanding on November 12, 2010. ☐

PART I – FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

Introduction to Interim Financial Statements.

The interim financial statements included herein have been prepared by Electrum International, Inc. (“Electrum” or the “Company”), formerly ProIndia International, Inc. without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (The “Commission”). Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary to present fairly the financial position of the Company as of September 30, 2010, the results of its operations for the three and nine month periods ended September 30, 2010 and 2009 and for the cumulative period November 12, 2007 (inception) to September 30, 2010, and the changes in its cash flows for the nine month periods ended September 30, 2010 and 2009 and for the cumulative period November 12, 2007 (inception) to September 30, 2010, have been included.  The results of operations for the interim periods are not necessarily indicative of the results for the full year.

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

The functional and reporting currency of the Company is the United States Dollar and unless otherwise indicated, all financial information is presented in US$.

ELECTRUM INTERNATIONAL, INC.
(A Development Stage Company)
Balance Sheet

	September 30, 2010 (Unaudited)	December 31, 2009
	$	$

ASSETS

Current Assets:
Cash	3,850	376
Prepayments	2,291	-
Total Current Assets	6,141	376

Total Assets	6,141	376

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts payable and accrued expenses	10,463	128,843
Total Current Liabilities	10,463	128,843

Non Current Liabilities:
Advances payable – affiliate	1,404,999	331,489
Total Non Current Liabilities	1,404,999	331,489

Total Liabilities	1,415,462	460,332

Stockholders’ Equity (Deficit):
Common stock: $.0001 par value 500,000,000 shares authorised, and 172,800,000 shares issued and outstanding	17,280	17,280
Additional paid-in capital	21,120	21,120
Accumulated (deficit)	(1,447,721)	(498,356)
Total Stockholders’ Equity (Deficit)	(1,409,321)	(459,956)

Total Liabilities and Stockholders’ Equity (Deficit)	6,141	376

See Notes to Financial Statements

ELECTRUM INTERNATIONAL, INC.
(A Development Stage Company)
Statements of Operations
(Unaudited)

	For the three months ended September 30		For the nine months ended September 30		November 12, 2007 (Inception) to September 30, 2010
	2010	2009	2010	2009

Revenues	$-	$-	$-	$-	$-

Cost and expenses
Legal, Accounting and Professional	135,837	21,189	800,806	65,742	1,223,271
Administration Expense	14,705	12,503	42,485	36,978	92,384
	150,542	33,692	843,291	102,720	1,315,655

(Loss) from Operations	(150,542)	(33,692)	(843,291)	(102,720)	(1,315,655)
Foreign Currency Exchange (Loss)	(147,778)	(8,632)	(106,083)	(16,335)	(123,677)
Interest - other	-	-	9	-	11
(Loss) before income tax	(298,320)	(42,324)	(949,365)	(119,055)	(1,439,321)
Provision for Income Tax	-	-	-	-	-
Net (Loss)	(298,320)	(42,324)	(949,365)	(119,055)	(1,439,321)

Basic net (Loss) per Common Equivalent Shares	(0.00)	(0.00)	(0.01)	(0.00)	(0.01)

Weighted number of common equivalent
Shares outstanding (000’s)	172,800	172,800	172,800	172,800	164,483

See Notes to Financial Statements

ELECTRUM INTERNATIONAL, INC.
(A Development Stage Company)
Statements of Stockholders’ Equity (Deficit)
for the period ended September 30, 2010
(Unaudited)

	Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated (Deficit)	Total
		$	$	$	$

Inception, November 12, 2007	-	-	-	-	-

Issuance of 144,000,000 shares	144,000,000	14,400	-	(8,400)	6,000

Net (loss)	-	-	-	-	-

Balance, December 31, 2007	144,000,000	14,400	-	(8,400)	6,000

Issuance of 28,800,000 shares	28,800,000	2,880	21,120	-	24,000

Net (loss)	-	-	-	(30,000)	(30,000)

Balance, December 31, 2008	172,800,000	17,280	21,120	(38,400)	-

Net (loss)	-	-	-	(459,956)	(459,956)

Balance, December 31, 2009	172,800,000	17,280	21,120	(498,356)	(459,956)

Net (loss)	-	-	-	(949,365)	(949,365)

Balance, September 30, 2010	172,800,000	$17,280	$21,120	$(1,447,721)	$(1,409,321)

See Notes to Financial Statements

ELECTRUM INTERNATIONAL, INC.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

	For the nine months ended September 30		November 12, 2007
			(inception) to
	2010 $	2009 $	September 30, 2010 $

CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss)	(949,365)	(119,055)	(1,439,321)

Adjustments to reconcile net (loss) to net cash used in operating activities
Net change in prepayments	(2,291)	-	(2,291)
Net change in accounts payable and accrued expenses	(118,380)	23,479	10,463

Net Cash used in Operating Activities	(1,070,036)	(95,576)	(1,431,149)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of stock	-	-	30,000
Advances payable - affiliate	1,073,510	98,132	1,404,999
Net Cash provided by Financing Activities	1,073,510	98,132	1,434,999

Net increase in Cash	3,474	2,556	3,850

Cash at Beginning of Period	376	-	-

Cash at End of Period	3,850	2,556	3,850

See Notes to Financial Statements

ELECTRUM INTERNATIONAL, INC.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2010

(1)	ORGANIZATION AND BUSINESS

Electrum International, Inc. ("Electrum” or the “Company"), formerly ProIndia International, Inc. is a Delaware corporation originally incorporated in Florida as We Sell for U Corp. (“We Sell for U”). The principal stockholder of Electrum is Power Developments Pty Ltd., an Australian corporation (“Power”), an entity majority owned by the Company’s President, which owned 95.83% of Electrum as of September 30, 2010.

On August 12, 2009, the Company re-incorporated in the State of Delaware (the “Reincorporation”) through a merger involving We Sell for U Corp. and Electrum International, Inc., a Delaware Corporation that was a wholly owned subsidiary of We Sell for U. The Reincorporation was effected by merging We Sell for U with Electrum, with Electrum being the surviving entity. For purposes of financial reporting, Electrum is deemed a successor to We Sell for U. On September 2, 2010, stockholders owning a majority of the outstanding stock approved the change of the Company’s name to Electrum International, Inc.

In December 2008, Power acquired a 95.83% interest in Electrum from certain stockholders. In connection therewith, the Company appointed a new President/Chief Executive Officer and Chief Financial Officer/Secretary and in May 2010 appointed a further Director.

In June 2010 each of the opportunities previously identified by the consultancy firm Boston Consulting Group (“BCG”) were further developed and initial shortlists of regions, products and participants were determined. The Company is continuing its ongoing evaluation process to ensure the identified market opportunities can be properly exploited and effectively managed and operated on the ground; however it will not utilize the services of BCG during the evaluation. Additionally, the Company plans to also look for opportunities in the resources industry and has changed its name to Electrum International, Inc. to reflect the fact the Company does not intend to limit the area of its operations to India.

The accompanying financial statements are presented in US$.

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

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value Measurements. This ASU requires new disclosures and clarifies certain existing disclosure requirements about fair value measurements. ASU 2010-06 requires a reporting entity to disclose significant transfers in and out of Level 1 and Level 2 fair value measurements, to describe the reasons for the transfers and to present separately information about purchases, sales, issuances and settlements for fair value measurements using significant unobservable inputs. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements, which is effective for interim and annual reporting periods beginning after December 15, 2010; early adoption is permitted. The adoption of ASU 2010-06 did not have a material impact on our financial position, results of operations or cash flows.

(3)	AFFILIATE TRANSACTIONS

The Company has entered into an agreement with AXIS Consultants Pty Ltd (“AXIS”) to provide geological, management and administration services to the Company. AXIS is affiliated through common management. The Company is one of ten affiliated companies to which Axis provides services. Each of the companies has some common Directors, officers and shareholders.  Axis is owned by some of these companies and any profits generated by AXIS are returned to its shareholders in the form of dividends.

The payable to affiliate at September 30, 2010 in the amount of $1,404,999 is all due to AXIS. During the nine months ended September 30, 2010, AXIS provided services in accordance with the services agreement, incurred direct costs on behalf of the Company and advanced funds of $1,073,510. The Company intends to repay these amounts with funds raised either via additional debt or equity offerings, but as this may not occur within the next 12 months, the Company, in conjunction with AXIS, has made a determination to classify the amounts payable as non current in the accompanying balance sheets.

(4)	GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of Electrum as a going concern. The Company has not yet commenced revenue producing operations and has incurred net losses since inception and may continue to incur substantial and increasing losses for the next several years, all of which raises substantial doubt as to its ability to continue as a going concern. The financial statements do not contain any adjustments that could arise as a result of this uncertainty.

In addition, Electrum is reliant on loans and advances from corporations affiliated with the Company (see note 3). Based on discussions with these affiliate companies, the Company believes this source of funding will continue to be available. Other than the arrangements noted above, the Company has not confirmed any other arrangement for ongoing funding. As a result the Company may be required to raise funds by additional debt or equity offerings in order to meet its cash flow requirements during the forthcoming year.

(5)	INCOME TAXES

Electrum files its income tax returns on an accrual basis. Electrum has carry-forward losses of approximately $472,000 as of December 31, 2009 which will expire in the year 2029. Due to the uncertainty of the availability and future utilization of those operating loss carry-forwards, management has provided a full valuation against the related tax benefit.

 ASC Topic 740 "Income Taxes" prescribes how a company should recognise, measure, present and disclose in its financial statements uncertain tax positions that the Company has taken or expects to take on a tax return. Additionally for tax positions to qualify for deferred tax benefit recognition under ASC 740, the position must have at least a “more likely than not” chance of being sustained upon challenge by the respective taxing authorities, and whether or not it meets that criteria is a matter of significant judgement. The Company believes that it does not have any uncertain tax positions that would require the recording or disclosure of a potential tax liability. The Company’s tax years for all years since December 31, 2006 remain open to most taxing authorities.

(6)	STOCKHOLDERS EQUITY

In November 2007, 144,000,000 shares of common stock were issued to the Company’s founder raising $6,000.

In September 2008, the Company raised $24,000 in a registered public offering of 28,800,000 shares of common stock pursuant to a prospectus dated March 7, 2008.

On January 29, 2009 the Company’s Board of Directors declared a 6-for-1 stock split in the form of a stock dividend that was payable in February, 2009 to stockholders of record as of February 14, 2009. The Company has accounted for this bonus issue as a stock split and accordingly, all share and per share data has been retroactively restated.

On March 31, 2009, the Company’s Board of Directors declared a 2-for-1 stock split in the form of a stock dividend that was payable in August, 2009 to stockholders of record as of August 12, 2009. The Company has accounted for this bonus issue as a stock split and accordingly, all share and per share data has been retroactively restated.

Effective on August 12, 2009, the Company completed the reincorporation from a Florida corporation to a Delaware corporation. Each issued and outstanding share of common stock, par value $0.0001 per share, of We Sell For U Corp., a Florida-incorporation Company, was automatically converted into one issued and outstanding share of common stock, par value $0.0001 per share, of Electrum International, Inc, a Delaware-incorporated Company. The number of authorized shares of capital stock was increased to five hundred twenty million (520,000,000) shares, of which five hundred million (500,000,000) shares shall be Common Stock and twenty million (20,000,000) shares shall be Preferred Stock, each with a par value of $.0001 per share.

(7)	FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist of cash, prepayments, accounts payable and accrued expenses, and payable to affiliate. The carrying amounts of cash, prepayments, accounts payable and accrued expenses approximate their respective fair values because of the short maturities of those instruments. The fair value of the advance payables – affiliates is not determinable as it is due to an affiliate entity and settlement date is uncertain.

(8)         SUBSEQUENT EVENTS

The Company has evaluated significant events subsequent to the balance sheet date and has determined that there were no subsequent events or transactions which would require recognition or disclosure in the financial statements.

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Financial Statements and accompanying notes and the other financial information appearing elsewhere in this report. This report contains numerous forward-looking statements relating to our business. Such forward-looking statements are identified by the use of words such as believes, intends, expects, hopes, may, should, plan, projected, contemplates, anticipates or similar words. Actual operating schedules, results of operations, ore grades and mineral deposit estimates and other projections and estimates could differ materially from those projected in the forward-looking statements. The functional and reporting currency of the Company is the United States Dollar.

Overview

Electrum International, Inc. (formerly ProIndia International, Inc.) was established with the intention to develop and provide service offerings to facilitate auctions on eBay for individuals and companies who lack the eBay expertise and/or time to list/sell and ship items they wish to sell. In December 2008, Power Developments Pty Ltd, an Australian corporation ("Power") acquired approximately a 96% interest in Electrum from Edward T. Farmer and certain other stockholders. Mr. Farmer resigned as Sole Director and Officer of Electrum, Joseph Gutnick was appointed President, Chief Executive Officer and a Director and Peter Lee was appointed Chief Financial Officer and Secretary. Commencing in fiscal 2009, Electrum has decided to focus its business on energy opportunities.

On August 12, 2009, the Company re-incorporated in the state of Delaware (the “Reincorporation”) through a merger involving We Sell for U Corp. and Electrum International, Inc., a Delaware Corporation that was a wholly owned subsidiary of We Sell for U. The Reincorporation was effected by merging We Sell for U with Electrum, with Electrum being the surviving entity. For purposes of the Company’s reporting status with the Securities and Exchange Commission, Electrum is deemed a successor to We Sell for U. On September 2, 2010, stockholders owning a majority of the outstanding stock approved the change of the Company’s name to Electrum International, Inc.

We have incurred net losses since our inception and may continue to incur substantial and increasing losses for the next several years. Since inception we have incurred accumulated losses of $1,439,321 which was funded primarily by the sale of equity securities and loans from affiliates.

Description of Current Business Plans and Activities

The following is a description of the Company’s current business plans and activities.

In March 2009, the Company announced the execution of an Agreement with Indian Farmers Fertilizer Cooperative Limited (“IFFCO”) to explore the commercial viability of generating and/or distributing alternate energy or any other viable products to the rural Indian market. Since the announcement, the potential markets have been further refined to focus on regional farming communities in India who have little or no access to certain products, services or technologies relating to the farmers business or non business needs.

Under the Agreement, Electrum and IFFCO, agree to work together in a collaborative manner in relation to the products, services or technologies, in particular those in which IFFCO is not currently engaged, that may be applicable for the rural Indian market. Electrum shall fund the pilot studies, with IFFCO facilitating Electrum with the relevant government and licensing authorities. The parties may by mutual agreement extend the range of products covered by the Agreement. In the event the parties elect to proceed to full commercialization, Electrum and IFFCO shall be exclusive partners, with Electrum having access to IFFCO’s cooperative members and distribution network.

IFFCO is India’s largest farmers co-operative having around 40,000 cooperatives as its shareholders which encompass over 50 million farmers. The cooperative is primarily engaged with the production and marketing of fertilizers to its shareholders. IFFCO’s assets, distribution network, relationship with the Indian government and massive customer base make it well placed to support and explore the activities outlined in the Cooperation Agreement. IFFCO have already utilized their extensive communication and distribution network to sell mobile phones, mechanically charged flashlights, and general insurance to their members and are interested in exploring other beneficial opportunities.

Since that time, Electrum has continued to pursue this strategy and has met with IFFCO and other parties in India and internationally to continue to refine this strategy and resulting from this work, has formulated a business plan. As part of the ongoing strategy and in order to advance its business plan, Electrum engaged Boston Consulting Group (BCG) to assist with the development of components of the business plan.

The primary aims of Electrum are to (i) generate a significant positive return on investment for Electrum and its shareholders; (ii) grow Electrum into a successful international enterprise through a model developed between IFFCO and Electrum, that is self sustaining enabling the company to explore further opportunities within India; and (iii) significantly improve the living standards and therefore productivity and economic development of IFFCO’s member societies and other rural Indian communities.

To achieve these aims Electrum explored the development and commercialization of certain products, services or technologies which meet the following business criteria:

1.
Be highly beneficial to Indian farmers and in particular regional farming communities who have little or no access to these products, services or technologies. The product, service or technology will address a widespread critical need throughout India and significantly improve the living standards of the target communities.

2.	Be affordable and simple to operate, use or obtain in remote areas.

In accordance with the above aims and criteria, Electrum through BCG identified a number of opportunities for initial investigation. These areas cover a wide range of services, products and technologies across a broad range of categories relating to a farmer’s business and non business needs.

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

BCG’s initial overview was completed in December 2009 and has highlighted two clear opportunities to develop through IFFCO’s massive distribution network.

Following discussion with BCG on BCG’s results of the study, Electrum engaged BCG to proceed to the next phase of the engagement to investigate Agri-Input Retailing and Farm Management opportunities and to develop business models for such opportunities.

In June 2010 each of the opportunities previously identified by BCG were further developed and initial shortlists of regions, products and participants were determined. The Company is continuing its ongoing evaluation process to ensure the identified market opportunities can be properly exploited and effectively managed and operated on the ground; however it will not utilize the services of BCG during the evaluation. Additionally, the Company plans to also look for opportunities in the resources industry and has changed its name to Electrum International, Inc. to reflect the fact the Company does not intend to limit the area of its operations to India.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of Electrum as a going concern. The Company has not yet commenced revenue producing operations and has incurred net losses since inception and may continue to incur substantial and increasing losses for the next several years, all of which raises substantial doubt as to its ability to continue as a going concern. The financial statements do not contain any adjustments that could arise as a result of this uncertainty.

In addition, Electrum is reliant on loans and advances from corporations affiliated with the Company. Based on discussions with these affiliate companies, the Company believes this source of funding will continue to be available. Other than the arrangements noted above, the Company has not confirmed any other arrangement for ongoing funding. As a result the Company may be required to raise funds by additional debt or equity offerings in order to meet its cash flow requirements during the forthcoming year.

RESULTS OF OPERATION

Three Months Ended September 30, 2010 vs. Three Months Ended September 30, 2009.

Costs and expenses increased from $33,692 in the three months ended September 30, 2009 to $150,542 in the three months ended September 30, 2010.

The increase in costs and expenses is a net result of:

a)
an increase in legal, accounting and professional expense from $21,189 for the three months ended September 30, 2009 to $135,837 for the three months ended September 30, 2010, primarily as a result of professional expenses of $117,000 associated with the professional services provided by BCG related to the more detailed analysis of the previously identified potential business opportunities to enable the Company to continue the evaluation process, for which there was no comparable expense in the three months ended September 30, 2009.

b)
an increase in administrative expense including salaries from $12,503 in the three months ended September 30, 2009 to $14,705 in the three months ended September 30, 2010, primarily as a result of an increase in the cost of services provided by AXIS in accordance with the service agreement and expenditure on website maintenance.

As a result of the foregoing, the loss from operations increased from $33,692 for the three months ended September 30, 2009 to $150,542 for the three months ended September 30, 2010.

A foreign currency exchange loss of $147,778 for the three months ended September 30, 2010 compared to a foreign currency exchange loss of $8,632 for the three months ended September 30, 2009 was recorded as a result of the movement in the Australian dollar versus the US dollar, and the impact of the subsequent revaluation of amounts payable to affiliates.

The net loss was $298,320 for the three months ended September 30, 2010 compared to a net loss of $42,324 for the three months ended September 30, 2009.

Nine Months Ended September 30, 2010 vs. Nine Months Ended September 30, 2009.

Costs and expenses increased from $102,720 in the nine months ended September 30, 2009 to $843,291 in the nine months ended September 30, 2010.

The increase in costs and expenses is a net result of:

a)
an increase in legal, accounting and professional expense from $65,742 for the nine months ended September 30, 2009 to $800,806 for the nine months ended September 30, 2010, primarily as a result of professional expenses of $763,278 associated with the more detailed analysis of the previously identified potential business opportunities by BCG to enable the Company to continue the evaluation process, for which there was no comparable expense in the nine months ended September 30, 2009.

b)
an increase in administrative expense including salaries from $36,978 in the nine months ended September 30, 2009 to $42,485 in the nine months ended September 30, 2010, primarily as a result of an increase in the cost of services provided by AXIS in accordance with the service agreement, expenditure on accounting research software and website maintenance, and increases in bank charges.

As a result of the foregoing, the loss from operations increased from $102,720 for the nine months ended September 30, 2009 to $843,291 for the nine months ended September 30, 2010.

A foreign currency exchange loss of $106,083 for the nine months ended September 30, 2010 compared to a foreign currency exchange loss of $16,335 for the nine months ended September 30, 2009 was recorded as a result of the movement in the Australian dollar versus the US dollar, and the impact of the subsequent revaluation of amounts payable to affiliates.

The net loss was $949,365 for the nine months ended September 30, 2010 compared to a net loss of $119,055 for the nine months ended September 30, 2009.

Liquidity and Capital Resources

For the nine months ended September 30, 2010, net cash used in operating activities was $1,070,036 consisting of the net loss of $949,365, a decrease in accounts payable and accrued expenses of $118,380 and an increase in prepayments of $2,291.  For the nine months ended September 30, 2010, net cash provided by financing activities was $1,073,510 consisting of an increase in payable to affiliate.

As of September 30, 2010, the Company had short-term obligations of $10,463 comprising accounts payable and accrued expense.  As of September 30, 2010, the Company had long-term obligations of $1,404,999 comprising advances payable – affiliate.

 The Company’s ability to continue operations through 2010 is dependent upon future funding from affiliated entities, capital raisings, or its ability to commence revenue producing operations and positive cash flows.

The Company continues to search for additional sources of capital, as and when needed; however, there can be no assurance funding will be successfully obtained. Even if it is obtained, there is no assurance that it will not be secured on terms that are highly dilutive to existing shareholders.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of Electrum International, Inc. as a going concern. However, Electrum International, Inc. has limited assets, has not yet commenced revenue producing operations and has sustained recurring losses since inception.

Cautionary “Safe Harbour” Statement under the United States Private Securities Litigation Reform Act of 1995.

Certain information contained in this Form 10-Q are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (“the Act”), which became law in December 1995. In order to obtain the benefits of the “safe harbor” provisions of the Act for any such forward-looking statements, we wish to caution investors and prospective investors about significant factors which, among others, have in some cases affected our actual results and are in the future likely to affect our actual results and cause them to differ materially from those expressed in any such forward-looking statements. This Form 10-Q contains forward-looking statements relating to the Company’s future plans and results. Actual results may differ as a result of factors over which we have no control, including, without limitation, the risks of new and unproven technologies, the Company’s ability to acquire, develop and commercialize new technologies and products on a profitable basis, risks associated with environmental and other regulatory matters, competition, the volatility of world energy markets and the legal, political, economic and business risks associated with emerging markets.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

At September 30, 2010, the Company had no outstanding loan facilities.

The Company reports in US$ and holds cash in Australian dollars. At September 30, 2010, this amounted to A$3,911. A change in the exchange rate between the A$ and the US$ will have an effect on the amounts reported in the Company’s consolidated financial statements, and create a foreign exchange gain or loss. A movement of 1% in the A$ versus the US$ exchange rate will have a US$38 effect on the balance sheet and income statement.

Item 4.	Controls and Procedures.

a)	Evaluation of Disclosure Controls and Procedures

We have evaluated the design and operations of our disclosure controls and procedures to determine whether they are effective in ensuring that the disclosure of required information is timely made in accordance with the Securities Exchange Act of 1934 ("Exchange Act") and the rules and forms of the Securities and Exchange Commission.  This evaluation was made under the supervision and with the participation of management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), as of the end of the period covered by this report on Form 10-Q.  The CEO and CFO have concluded, based on their review, that our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), are effective to ensure that information required to be disclosed in reports that we file under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) accumulated and communicated to management, including the principal executive and principal financial officers, as appropriate, to allow timely decisions regarding disclosure.

b)	Change in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the third quarter of 2010 that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

c)
We believe that because of its inherent limitations, internal control over financial reporting may not always prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorater

PART II – OTHER INFORMATION

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

FORM 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Electrum International, Inc.
By:	/s/ Joseph I Gutnick
Joseph I. Gutnick
Chairman of the Board, President and
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Peter Lee

Peter Lee
Secretary and
Chief Financial Officer
(Principal Financial Officer)

Date: November 12, 2010

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley act of 2002