Form 10-K
period 2010-12-31
ProIndia International, Inc.
filed 2011-03-30
CIK 1423417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-K
———————

x	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the fiscal year ended: December 31, 2010
Or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from: _____________ to _____________

Commission File Number    000-53735

ELECTRUM INTERNATIONAL, INC.
(Exact name of Registrant as specified in its charter)

———————

Delaware	27-0267587
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

Level 8, 580 St Kilda Road Melbourne, Victoria, 3004,  Australia
(Address of principal executive offices) (Zip Code)

001 (613) 8532 2800
(Registrant’s telephone number, including area code)

-
 (Former name or former address, if changed since last report)
———————

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Title of each class
Common Stock, par value $.0001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
	Yes	x	No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
	Yes	x	No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

x	Yes		No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

	Yes		No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	Accelerated filer
Non-accelerated filer	Smaller reporting company	x

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).	Yes	No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

The aggregate market value based on the average bid and asked price on the over-the-counter market of the registrant’s common stock (“Common Stock”) held by non-affiliates of the Company was $5,760,000 as at June 30, 2010.

There were 172,800,000 outstanding shares of Common Stock as of March 24, 2011.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes	No

DOCUMENTS INCORPORATED BY REFERENCE

Not Applicable

i

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

Forward-looking statements are subject to both known and unknown risks and uncertainties and can be affected by inaccurate assumptions we might make. Risks, uncertainties and inaccurate assumptions could cause actual results to differ materially from historical results or those currently anticipated. Consequently, no forward-looking statement can be guaranteed.  The potential risks and uncertainties that could affect forward looking statements include, but are not limited to:

▪	the risks of exploration stage projects,
▪	political risks of exploration in foreign countries,
▪	risks associated with environmental and other regulatory matters,
▪	the volatility of commodity prices,
▪	movements in foreign exchange rates,
▪	increased competition, governmental regulation,
▪	performance of information systems,
▪	ability of the Company to hire, train and retain qualified employees, and
▪	our ability to enter into key project and supply agreements and the performance of contract counterparties.

In addition, other risks, uncertainties, assumptions, and factors that could affect the Company's results and prospects are described in this report, including under the heading “Risk Factors” and elsewhere and may further be described in the Company's prior and future filings with the Securities and Exchange Commission and other written and oral statements made or released by the Company.

We caution you not to place undue reliance on any forward-looking statements, which speak only as of the date of this document.  The information contained in this report is current only as of its date, and we assume no obligation to update any forward-looking statements.

Item 1             Business

Description Of Business

Introduction

Electrum International, Inc. ("Electrum” or the “Company", “we,” “our” or “us”), formerly ProIndia International, Inc. is a Delaware corporation that was originally incorporated in Florida as We Sell for U Corp. (“We Sell for U”) on November 12, 2007. The principal stockholder of Electrum is Power Developments Pty Ltd., an Australian corporation (“Power”), an entity majority owned by the Company’s president, which owned 95.83% of Electrum as of December 31, 2010.

In December 2008, Power acquired an 96% interest in Electrum from Edward T. Farmer and certain other stockholders. Mr. Farmer resigned as Sole Director and Officer of Electrum, Joseph Gutnick was appointed President, Chief Executive Officer and a Director and Peter Lee was appointed Chief Financial Officer and Secretary. Commencing in fiscal 2009, Electrum decided to focus its business on energy opportunities.

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

Effective on August 12, 2009, We Sell For U Corp. completed the reincorporation from a Florida corporation to a Delaware corporation through a merger with and into its wholly-owned subsidiary, Electrum (previously ProIndia International, Inc.). Each issued and outstanding share of common stock, par value $0.0001 per share, of We Sell For U Corp., a Florida-incorporated company, was automatically converted into one issued and outstanding share of common stock, par value $0.0001 per share, of Electrum, a Delaware-incorporated company. The number of authorized shares of capital stock was increased to five hundred twenty million (520,000,000) shares, of which five hundred million (500,000,000) shares shall be Common Stock and twenty million (20,000,000) shares shall be Preferred Stock, each with a par value of $.0001 per share. For purposes of the Company’s reporting status with the Securities and Exchange Commission, Electrum is deemed a successor to We Sell for U (subsequently ProIndia International, Inc.). On October 29, 2010, the Company changed its corporate name to Electrum.

Description of Current Business Plans and Activities

The following is a description of the Company’s current business plans and activities.

In March 2009, the Company announced the execution of an Agreement with IFFCO to explore the commercial viability of generating and/or distributing alternate energy or any other viable products to the rural Indian market. Since that time, Electrum continued to pursue this strategy and met with Indian Farmers Fertilizer Cooperative (“IFFCO”) and other parties in India and internationally to continue to refine this strategy and resulting from this work, formulated a business plan. Electrum had previously engaged Boston Consulting Group (“BCG”) to assist with the development of components of the business plan. BCG is a global management consulting firm and one of the world's leading advisors on business strategy.  BCG’s initial overview was completed in December 2009 and had highlighted two opportunities, being Agri-Input Retailing and Farm Management, to develop through IFFCO’s massive distribution network.  Following discussion with BCG on BCG’s results of the study, Electrum engaged BCG to proceed to the next phase of the engagement to investigate Agri-Input Retailing and Farm Management opportunities and to develop business models for such opportunities.

In June 2010 each of the opportunities previously identified by BCG were further developed and initial shortlists of regions, products and participants were determined. Upon further evaluation, the Company has decided not to pursue the Agri-Input Retailing and Farm Management opportunities, given the complexity of such opportunities and access to the necessary knowledge, personnel and finance required to pursue the opportunities. However, if other opportunities in this field become available, the Company will still assess their potential given the research and experience gained in this sector.

In order to take advantage of management’s substantial experience in the location and development of mineral exploration properties, the Company plans to look for opportunities in the resources industry and has identified silver and base metal exploration and development in South East  Asia, Laos in particular, and Central America  for its potential business opportunities.

Employees

We use temporary employees in our activities. The services of our Chief Executive Officer, Joseph Gutnick, Director and Executive General Manager, Craig Michael and Chief Financial Officer and Secretary, Peter Lee, as well as clerical employees are provided to us on a part-time as needed basis pursuant to a Service Agreement (the “Service Agreement”) between us and AXIS Consultants Pty Limited (“AXIS”) effective from January 1, 2009. AXIS also provides us with office facilities, equipment, administration and clerical services in Melbourne Australia pursuant to the Service Agreement. The Service Agreement may be terminated by written notice by either party.

Other than this, we rely primarily upon consultants to accomplish our activities. We are not subject to a union labour contract or collective bargaining agreement.

SEC Reports

We file annual, quarterly, current and other reports and information with the SEC. These filings can be viewed and downloaded from the Internet at the SEC’s website at www.sec.gov.  In addition, these SEC filings are available at no cost as soon as reasonably practicable after the filing thereof on our website at electrumint.com these reports are also available to be read and copied at the SEC’s public reference room located at Judiciary Plaza, 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operations of the public reference room by calling the SEC at 1-800-SEC-0330.

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

Risks of Our Business

We Lack an Operating History And Have Losses Which We Expect To Continue Into the Future.

To date we have no source of revenue and have not identified any mineral exploration properties. We have no operating history as an exploration and mining company upon which an evaluation of our future success or failure can be made. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

-	our ability to identify suitable exploration and mining opportunities.
-	our ability to raise sufficient capital to turn such opportunities into economically viable business units

There can be no assurance that we will be able to identify profitable business opportunities in the exploration and mining industry or, if we do, that we will be able to obtain sufficient financing to develop such opportunities.

Our Proposed Area of Operations are located in South East Asia and Central America and are subject to changes in political conditions and regulations in those regions.

Our proposed area of operations is located in Asia and Central America. In the past some countries in Asia and Central America have been subject to political and social instability, changes and uncertainties which may cause changes to existing government regulations affecting resource exploration and mining activities. Civil or political unrest could disrupt our operations at any time. Our resource exploration and activities in South East Asia, Laos in particular and in Central America  may be adversely affected in varying degrees by changing governmental regulations relating to the mining industry or shifts in political conditions that increase the costs related to our activities or maintaining our future properties. Finally, South East Asia’s status as a developing region, Laos’ status as a developing country and Central America’s status as developing region may make it more difficult for us to obtain required financing for our planned exploration activities.

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

We may make strategic investments in early-stage exploration and mining start-up companies in order to gain experience in or exploit niche technologies. However, our investments may not be successful. The lack of profitability of any of our investments could have a material adverse effect on our operating results.

World Economic Conditions Could Adversely Affect Our Results of Operations and Financial Condition

The effects of the global financial crisis are difficult to accurately predict.  As a result of this crisis, conditions in the credit markets have become uncertain and risk averse.  These adverse conditions may make it harder for the Company to raise additional funds to finance the development of its business. Continued adverse economic conditions could adversely affect our liquidity, results of operations and financial condition.

The Report Of Our Independent Registered Public Accounting Firm Contains An Explanatory Paragraph Questioning Our Ability To Continue As A Going Concern.

The report of our independent registered public accounting firm on our financial statements as of December 31, 2010 and 2009, and for the years ended December 31, 2010 and 2009, includes an explanatory paragraph questioning our ability to continue as a going concern. This paragraph indicates that we have not yet commenced revenue producing operations, have incurred net losses from inception, and have an accumulated (deficit) of $1,568,437, which conditions raise substantial doubt about our ability to continue as a going concern.  Our financial statements do not include any adjustment that might result from the outcome of this uncertainty.

We Are A Small Operation And Do Not Have Significant Capital.

Because we will have limited working capital, we must limit our activities. If we are unable to raise the capital required to undertake adequate activities, including identifying suitable exploration and mining opportunities, we may miss opportunities to establish or acquire suitable economically viable business units.  If we do not find suitable economically viable business units, we may be forced to cease operations and you may lose your entire investment.

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

Approximately 96% Of Our Common Stock Is Controlled By Our Chairman And Chief Executive Officer Who Has The Ability To Appoint Our Board Of Directors And Determine Other Matters Submitted To Stockholders

Mr Joseph Gutnick, our Chairman and Chief Executive Officer, beneficially owned 165.6 million shares of our common stock, which represented 96% of our shares outstanding as of March 16, 2011. As a result, Mr. Gutnick has and is expected to continue to have the ability to appoint our Board of Directors and to determine the outcome of all other issues submitted to our stockholders. The interests of Mr. Gutnick may not always coincide with our interests or the interests of other stockholders, and subject to his fiduciary duties as a director, he may act in a manner that advances his best interests and not necessarily those of other stockholders. One consequence to this substantial influence or control is that it may not be possible for investors to remove management of the Company. It could also deter unsolicited takeover, including transactions in which stockholders might otherwise receive a premium for their shares over then current market prices.

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

Pursuant to a services agreement, AXIS provides us with office facilities, and some administrative personnel and services, management  staff and services. No fixed fee is set in the agreement and we are required to reimburse AXIS for any direct costs incurred by AXIS for us.  In addition, we pay a proportion of AXIS indirect costs based on a measure of our utilization of the facilities and activities of AXIS plus a service fee of not more than 15% of the direct and indirect costs.  AXIS has not charged a service fee for this fiscal year. This service agreement may be terminated by us or AXIS on 60 days’ notice. See Item 13 “Certain Relationships and Related Party Transactions.”

We are one of ten affiliated companies. Each of the companies has some common Directors, officers and shareholders. In addition, each of the companies is substantially dependent upon AXIS for its senior management and certain mining and exploration staff.  A number of arrangements and transactions have been entered into from time to time between such companies. Currently, there are no material arrangements or planned transactions between the Company and any of the other affiliated companies other than AXIS.  However, it is possible we may enter into such transactions in the future which could present conflicts of interest. In addition, there may be conflicts among the Company and the other companies that AXIS provides services to with respect to access to executive and administrative personnel and other resources.

Historically, AXIS has allocated corporate opportunities to each of the companies engaged in the exploration and mining industry after considering the location of each of the companies’ operations and the type of commodity for which each company explores within its geographic region. At present, there are no conflicts among the Company and the other companies with respect to the principal geographic areas in which they operate and/or the principal commodities that they are searching for.

Future Sales of Common Stock Could Depress The Price Of Our Common Stock

Future sales of substantial amounts of common stock pursuant to Rule 144 under the Securities Act of 1933 or otherwise by certain stockholders could have a material adverse impact on the market price for the common stock at the time. As at March 24, 2011 there were 165,600,000 outstanding shares of common stock which are deemed “restricted securities” as defined by Rule 144 under the Securities Act or control securities. Under certain circumstances, these shares may be sold without registration pursuant to the provisions of Rule 144 following the expiration of one year after the Company ceases to be a shell company. In general, under rule 144, a person (or persons whose shares are aggregated) who has satisfied a six-month holding period and who is not an affiliate of the Company may sell restricted securities without limitation as long as the Company is current in its SEC reports. A person who is an affiliate of the Company may sell within any three-month period a number of restricted securities and/or control securities which does not exceed the greater of one (1%) percent of the shares outstanding or the average weekly trading volume during the four calendar  weeks preceding the notice of sale required by Rule 144. In addition, Rule 144 permits, under certain circumstances, the sale of restricted securities by a non-affiliate without any limitations after a one-year holding period. Any sales of shares by stockholders pursuant to Rule 144 may have a depressive effect on the price of our Common stock.

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

A Low Market Price May Severely Limit The Potential Market For Our Common Stock

Our common stock is currently trading at a price substantially below $5.00 per share, subjecting trading in the stock to certain SEC rules requiring additional disclosures by broker-dealers. These rules generally apply to any equity security that has a market price of less than $5.00 per share, subject to certain exceptions (a “penny stock”). Such rules require the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and institutional or wealthy investors. For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to the sale.  The broker-dealer also must disclose the commissions payable to the broker-dealer, current bid and offer quotations for the penny stock and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market.  Such information must be provided to the customer orally or in writing before or with the written confirmation of trade sent to the customer.  Monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stock.  The additional burdens imposed upon broker-dealers by such requirements could discourage broker-dealers from effecting transactions in our common stock.

Item 1B          Unresolved Staff Comments

As of December 31, 2010, we do not have any Securities and Exchange Commission staff comments that have been unresolved for more than 180 days.

Item 2             Properties

The Company occupies certain executive and office facilities in Melbourne, Victoria, Australia which are provided to it pursuant to the Service Agreement with AXIS. See “Item 1- Business- Employees” and “Item 13 - Certain Relationships and Related Transactions”.  The Company believes that its administrative space is adequate for its current needs.

Item 3             Legal Proceedings

There are no pending legal proceedings to which the Company is a party, or to which any of its property is the subject, which the Company considers material.

PART II
Item 4             (Removed and Reserved)

Item 5             Market for Common Equity and Related Stockholder Matters

Market Information

Our common stock is traded in the over-the-counter market and quoted on the OTC-Bulletin Board under the symbol “PNDI”, which became effective on August 31, 2009. It was previously traded in the over-the-counter market and quoted on the OTC-Bulletin Board under the symbol “WSFU”.

The following table sets out the high and low bid information for the common stock as reported by the OTC Bulletin Board for each period/quarter indicated in US$:

Calendar Period	High Bid(1)	Low Bid(1)

2009
First Quarter	0.63	0.08
Second Quarter	0.40	0.40
Third Quarter	0.40	0.20
Fourth Quarter	0.80	0.80

2010
First Quarter	0.80	0.80
Second Quarter	0.80	0.80
Third Quarter	0.80	0.80
Fourth Quarter	0.80	0.60

(1)	The quotations set out herein reflect inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily reflect actual transactions.

As of December 31, 2010 and as at March 24, 2011, there were 172,800,000 shares of common stock issued and outstanding.

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

Shareholders

As of December 31, 2010 the Company had approximately 11 shareholders of record. Within the holders of record of the Company's Common Stock are depositories such as Cede & Co., a nominee for The Depository Trust Company (or DTC), that hold shares of stock for brokerage firms which, in turn, hold shares of stock for one or more beneficial owners. Accordingly, the Company believes there are many more beneficial owners of its Common Stock whose shares are held in "street name", not in the name of the individual shareholder

Transfer Agent

Our United States Transfer Agent and Registrar is Continental Stock Transfer & Trust Company.

Item 6             Selected Financial Data
Our selected financial data presented below for the years ended December 31, 2010 and December 31, 2009 and the balance sheet data at December 31, 2010 and 2009 have been derived from financial statements, which have been audited by PKF LLP (formerly PKF, Certified Public Accountants, a Professional Corporation) New York, NY. The selected financial data should be read in conjunction with our financial statements for the years ended December 31, 2010 and 2009, and Notes thereto, which are included elsewhere in this Annual Report.

Statement of Operations Data

	2010		2009

Revenues		$-		$-
		-		-

Costs and expenses		895,774		442,364

Loss from operations		(895,774)		(442,364)

Foreign currency exchange (loss)		(174,316)		(17,594)

Other income		9		2

(Loss) before income taxes		(1,070,081)		(459,956)

Provision for income taxes		-		-

Net (loss)		(1,070,081)		(459,956)

	$		$
Net (loss) per share per common equivalent share		(0.01)		(0.00)

Weighted average number of common equivalent shares outstanding (000’s)		172,800		172,800

Balance Sheet Data
	$		$
Total assets		2,591		376
Total liabilities		(1,532,628)		(460,332)

Stockholders’ (deficit)		(1,530,037)		(459,956)

Item 7.            Management’s Discussion and Analysis of Financial Condition and Plan of Operation

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

Overview

Electrum was originally established with the intention to develop and provide service offerings to facilitate auctions on eBay for individuals and companies who lack the eBay expertise and/or time to list/sell and ship items they wish to sell. Our intent was to partner with local/regional/nationally known "Brick and Mortar "retail and service establishments. These establishments would directly benefit from an additional profit center and with increased store traffic and creation of customers.

In December 2008, Power Developments Pty Ltd, an Australian corporation (“Power”) acquired an 96% interest in Electrum from Edward T. Farmer and certain other stockholders. Mr. Farmer resigned as Sole Director and Officer of Electrum, Joseph Gutnick was appointed President, Chief Executive Officer and a Director and Peter Lee was appointed Chief Financial Officer and Secretary.

On August 12, 2009, the Company re-incorporated in the state of Delaware (the “Reincorporation”) through a merger involving We Sell for U Corp. and Electrum, a Delaware Corporation that was a wholly owned subsidiary of We Sell for U. The Reincorporation was effected by merging We Sell for U with Electrum, with Electrum being the surviving entity. For purposes of the Company’s reporting status with the Securities and Exchange Commission, Electrum is deemed a successor to We Sell for U. On September 2, 2010, stockholders owning a majority of the outstanding stock approved the change of the Company’s name to Electrum.

We have incurred net losses since our inception and may continue to incur substantial and increasing losses for the next several years. Since inception we have incurred accumulated (deficit) of $1,568,437 which was funded primarily by advances from affiliates and by the sale of equity securities.

In March 2009, the Company announced the execution of an Agreement with IFFCO to explore the commercial viability of generating and/or distributing alternate energy or any other viable products to the rural Indian market.  Since that time, Electrum continued to pursue this strategy and met with IFFCO and other parties in India and internationally to continue to refine this strategy and resulting from this work, formulated a business plan. Electrum  had previously engaged Boston Consulting Group (BCG) to assist with the development of components of the business plan. BCG’s initial overview was completed in December 2009 and had highlighted two opportunities, being Agri-Input Retailing and Farm Management.

In June 2010 each of the opportunities previously identified by BCG were further developed and initial shortlists of regions, products and participants were determined.  Upon further evaluation, the Company has decided not to pursue the Agri-Input Retailing and Farm Management opportunities, given the complexity of such opportunities and access to the necessary knowledge, personnel and finance required to pursue the opportunities. However, if other opportunities in this field become available the Company will still assess their potential given the research and experience gained in this sector.

In order to take advantage of management’s substantial experience in the location and development of mineral exploration properties, the Company plans to look for opportunities in the resources industry and has identified silver and base metal exploration and developments in South East Asia, Laos in particular, and Central America for its potential  business opportunities.

Results of Operations

Year ended December 31, 2010 versus Year ended December 31, 2009

Total costs and expenses have increased from $442,364 for the year ended December 31, 2009 to $895,774 for the year ended December 31, 2010.  The increase was a net result of:

i)
A decrease in legal, accounting and professional costs from $93,273 for the year ended December 31, 2009 to $71,188 for the year ended December 31, 2010.  Included with legal, accounting and professional costs for the year ended December 31, 2010 is $11,578 for stock transfer agent fees for management of the share register (2009: $16,283), $7,200 for legal expenses (2009: $19,552) and $46,298 for audit fees and professional services in relation to financial statements in the quarterly reports on Form 10-Q and annual reports on Form 10-K (2009: $39,415).  The decrease is primarily a result of additional regulatory compliance costs and tax advice fees incurred during 2009 for the merger between Electrum and WSFU and the notification of the stock splits declared by the Company’s Board of Directors.

ii)
An increase in contractors and consultants fees from $300,000 for the year ended December 31, 2009 to $763,278 for the year ended December 31, 2010.  The increase relates to the more detailed analysis of the previously identified potential business opportunities by BCG to enable the Company to continue the evaluation process.

iii)
A net increase in administrative expenses from $49,091 for the year ended December 31, 2009 to $61,308 for the year ended December 31, 2010.  Included with administrative expenses for the year ended December 31, 2010 is $43,462 for charges by Axis Consultants Pty Ltd for salaries incurred on behalf of the Company which relate to fees paid to the President and Chief Executive Officer, Director and Executive General Manager, Secretary and Chief Financial Officer and other staff of AXIS who provide services to the Company (2009: $33,555), $8,274 for information systems costs (2009: $3,222), $2,080 for bank charges (2009: $340), $933 for printing, stationary and postage costs (2009: $2,359), $6,026 for lodgement of company filings with the SEC (2009: $9,615) and $533 for insurance and franchise tax (2009: $nil).  The increases to administrative expenses are primarily a result of an increase in fees paid to the President and Chief Executive Officer, Director and Executive General Manager, Secretary and Chief Financial Officer and other staff of AXIS who provide services to Electrum, as a result of the work undertaken on new business opportunities, commencement of the Electrum website maintenance plan with Dogma, purchase of accounting research software and bank account fees.  The decreases in administrative expenses are primarily a result of printing requirements in 2009 for the stock split and company filing fees in 2009 associated with the merger between Electrum and WSFU.

Accordingly, the loss from operations increased from $442,364 for the year ended December 31, 2009 to $895,774 for the year ended December 31, 2010.

Foreign currency exchange loss increased from $17,594 for the year ended December 31, 2009 to $174,316 for the year ended December 31, 2010 primarily due to revaluation of amounts payable to affiliates which are denominated in Australian dollars.

The net loss for the year ended December 31, 2010 was $1,070,081 compared to a net loss for the year ended December 31, 2009 of $459,956.

Liquidity and Capital Resources

For the fiscal year 2010, net cash used in operating activities was $1,169,256 primarily consisting of amounts spent on legal, accounting and professional expenses, contractors and consultants and administration expenses.  Financing activities in 2010 consisted of an advance of $1,170,290 from AXIS. All of the Company’s operations since inception have been funded by AXIS.

The Company’s ability to continue operations through fiscal 2011 is dependent upon future funding from affiliated entities, capital raisings, or its ability to commence revenue producing operations and positive cash flows.

The Company continues to search for additional sources of capital, as and when needed; however, there can be no assurance funding will; be successfully obtained. Even if it is obtained, there is no assurance that it will not be secured on terms that are highly dilutive to existing shareholders.

The Company has recently refocused its efforts from energy opportunities to looking for opportunities in the resources industry.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of Electrum as a going concern. However, Electrum has limited assets, has not yet commenced revenue producing operations and has sustained recurring losses since inception.

Our budget for general and administration and for professional expenses for fiscal 2011 is A$0.25 million.  Once we have identified a specific exploration or mining project we will also need to prepare a budget for these activities.  We are currently investigating capital raising opportunities which may be in the form of either equity or debt, to provide funding for working capital purposes. There can be no assurance that such a capital raising will be successful, or that even if an offer of financing is received by the Company, it is on terms acceptable to the Company.

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

Impact of Australian Tax Law

On December 28, 2008 the management and control of Electrum was effectively transferred to Australia making the Company an Australian resident corporation under Australian law. Australian resident corporations are subject to Australian income tax on their non-exempt worldwide assessable income (which includes capital gains), less allowable deductions, at the rate of 30%. Foreign tax credits are allowed where tax has been paid on foreign source income, provided the tax credit does not exceed 30% of the foreign source income.

Under the U.S./Australia tax treaty, a U.S. resident corporation such as us is subject to Australian income tax on net profits attributable to the carrying on of a business in Australia through a “permanent establishment” in Australia. A “permanent establishment” is a fixed place of business through which the business of an enterprise is carried on. The treaty limits the Australian tax on interest and royalties paid by an Australian business to a U.S. resident to 10% of the gross interest or royalty income unless it relates to a permanent establishment. Although we consider that we do not have a permanent establishment in Australia, it may be deemed to have such an establishment due to the location of its administrative offices in Melbourne. In addition we may receive interest or dividends from time to time.

Impact of Australian Governmental, Economic, Monetary or Fiscal Policies

Although Australian taxpayers are subject to substantial regulation, we believe that our operations are not materially impacted by such regulations nor is it subject to any broader regulations or governmental policies than most Australian taxpayers.

Impact of Recent Accounting Pronouncements

For a discussion of the impact of recent accounting pronouncements on the Company’s financial statements, see Note 3 to the Company’s Financial Statements which are included elsewhere in this Annual Report.

Item 7A.         Quantitative and Qualitative Disclosures about Market Risk

At December 31, 2010, the Company had no outstanding borrowings under Loan Facilities.

Item 8.            Financial Statements

                        See F Pages

Item 9.            Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

                         None

Item 9A.         Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, as of the end of the period covered by this report, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Act of 1934. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, relating to Electrum. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of the period covered by this report, our disclosure controls and procedures are effective at these reasonable assurance levels.

(b)	Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d – 15(f) under the Securities Exchange Act of 1934, as amended.  Under the supervision of management and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation of internal control over financial reporting, our management concluded that our internal control over financial reporting was effective as of December 31, 2010.

(c)	Attestation report of the Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to an exemption for smaller reporting companies under Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

(d)	Change in Internal Control over Financial Reporting.

No change in our internal control over financial reporting occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

(e)	Other.

We believe that a controls system, no matter how well designed and operated, can not provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.  Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Our disclosure controls and procedures are designed to provide such reasonable assurance of achieving our desired control objectives, and our principal executive officer and principal financial officer have concluded, as of December 31, 2010, that our disclosure controls and procedures were effective in achieving that level of reasonable assurance.

Item 9B.         Other Information

None.

PART III

Item 10.          Directors and Executive Officers and Corporate Governance

The following table sets forth our directors and officers, their ages and all offices and positions with our company.  Officers and other employees serve at the will of the Board of Directors.

Name	Age	Position(s) Held

Joseph Gutnick	58	Chairman of the Board, President, Chief Executive Officer and Director

Craig Michael	33	Executive General Manager and Director

Peter Lee	53	Secretary, Chief Financial Officer and Principal Accounting Officer

Director Qualifications
The following paragraphs provide information as of the date of this report about our sole director as well as about each executive officer.  The information presented includes information such director has given us about his age, all positions he holds, his principal occupation and business experience for the past five years, and the names of other publicly-held companies of which he currently serves as a director or has served as a director during the past five years which we believe demonstrates our sole director’s qualifications to serve on our Board of Directors.

Joseph Gutnick

Mr Gutnick has been President and Chief Executive Officer since December 2008. He has been a Director of numerous public listed companies in Australia specialising in the mining sector since 1980 and is currently President and CEO of Legend International Holdings Inc and Golden River Resources Corporation, US corporations listed on the OTC market, President and CEO of Northern Capital Resources Corp., Great Central Resources Corporation, Aurum, Inc., US corporations and Executive Chairman and Managing Director of Quantum Resources Limited, North Australian Diamonds Ltd and Top End Uranium Limited.  He has previously been a Director of Hawthorn Resources Limited, Astro Diamond Mines NL, Acadian Mining Corporation and Royal Roads Corporation in the last five years. Mr. Gutnick was previously a Director of the World Gold Council. He is a Fellow of the Australasian Institute of Mining & Metallurgy and the Australian Institute of Management and a Member of the Australian Institute of Company Directors.

Mr Gutnick’s extensive experience in leading teams in building and operating major mining operations in Australia as well as his experience in founding and serving as the chief executive officer and chairman of a number of public companies will provide our Board with valuable executive leadership and management experience.

Craig Michael

Mr. Michael has over 10 years experience as a geology professional in the mining and resources industry. He is currently a Director of North Australian Diamonds Limited, Aurum, Inc., Electrum International, Inc., Top End Uranium Limited and Quantum Resources Limited and Executive General Manager of Legend International Holdings, Inc. (since 2007).  His previous work was with Oxiana Ltd, an international mining company with operations in South East Asia and Australia.  From 2004 to 2007, Mr. Michael was based in Laos in senior management positions as a Supervisor/Trainer, both as a Mine Geologist and Resource Geologist at the Sepon Copper Gold Project, Savannakhet Province, Lao P.D.R. In conjunction with training the national geologic staff in all mining and resource geology functions, Mr. Michael also conducted resource estimates for public reporting and was responsible for the geological interpretation of the Khanong copper-gold deposit, and the surrounding oxide and primary gold deposits. During his four years based in Laos, Mr. Michael became fluent in the Lao language and became well acquainted with the unique Lao culture and people. These skills enabled Mr. Michael to understand how businesses operated in Laos and he subsequently developed strong business relationships and government liaison networks.

Mr. Michael’s qualifications and understanding of the Lao and Asian geology and the under-explored nature of Laos and Asia will provide valuable knowledge to our Board.

Peter Lee

Mr Lee has been Chief Financial Officer and Principal Accounting Officer since December 2008. Mr Lee is a Member of the Institute of Chartered Accountants in Australia, a Fellow of Chartered Secretaries Australia Ltd., a Member of the Australian Institute of Company Directors and holds a Bachelor of Business (Accounting) from Royal Melbourne Institute of Technology. He has over 30 years commercial experience and is currently CFO and Secretary of Legend International Holdings Inc and Golden River Resources Corporation, US corporations listed on the OTC market, Northern Capital Resources Corp., Great Central Resources Corporation, Aurum, Inc and Chief Financial Officer and Company Secretary of Quantum Resources Limited, North Australian Diamonds Ltd and Top End Uranium Limited, Australian listed public companies.  Mr Lee is also a Director of Acadian Mining Corporation (ADA:TSX).

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

Mr. Gutnick was formerly the Chairman of the Board and Mr. Lee was formerly Company Secretary of Centaur Mining & Exploration Ltd., an Australian corporation, which commenced an insolvency proceeding in Australia in March 2001.

Board, Audit Committee and Remuneration Committee Meetings

Our Board of Directors consists of two directors, one of which was appointed in May 2010. During fiscal 2010, our Board of Directors met once. The Board of Directors also use resolutions in writing to deal with certain matters, and during fiscal 2010, two resolutions in writing were signed by all Directors.

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

We do not have a nominating committee. Historically our entire Board has selected nominees for election as directors. The Board believes this process has worked well thus far particularly since it has been the Board's practice to require unanimity of Board members with respect to the selection of director nominees. In determining whether to elect a director or to nominate any person for election by our stockholders, the Board assesses the appropriate size of the Board of Directors, consistent with our bylaws, and whether any vacancies on the Board are expected due to retirement or otherwise. If vacancies are anticipated, or otherwise arise, the Board will consider various potential candidates to fill each vacancy. Candidates may come to the attention of the Board through a variety of sources, including from current members of the Board, stockholders, or other persons. The Board of Directors has not yet had the occasion to, but will, consider properly submitted proposed nominations by stockholders who are not directors, officers, or employees of Electrum on the same basis as candidates proposed by any other person. We do not have a policy with respect to the use of diversity as a criteria for Board membership and do not consider diversity in the selection of our Directors.

Audit Committee

At December 31, 2010, the Company had not formed an audit committee or adopted an audit committee charter. In lieu of an audit committee, the Company's board of directors assumes the responsibilities that would normally be those of an audit committee. Given the limited scope of the Company’s operations to date, the Board of Directors does not at present have a director that would qualify as an audit committee financial expert under the applicable federal securities law regulations.

Remuneration Committee

At December 31, 2010, the Company had not formed a remuneration committee or adopted a remuneration committee charter. In lieu of an remuneration committee, the Company's board of directors assumes the responsibilities that would normally be those of an remuneration committee.

Code of Ethics

We have adopted a Code of Conduct and Ethics and it applies to all Directors, Officers and employees. A copy of the Code of Conduct and Ethics is posted on our website at www.electrumint.com and we will provide a copy to any person without charge.  If you require a copy, you can download it from our website or alternatively, contact us by facsimile or email and we will send you a copy.

Stockholder Communications with the Board

Stockholders who wish to communicate with the Board of Directors should send their communications to the Chairman of the Board at the address listed below.  The Chairman of the Board is responsible for forwarding communications to the appropriate Board members.

Mr. Joseph Gutnick
Electrum International, Inc.
PO Box 6315 St Kilda Road Central
Melbourne, Victoria 8008 Australia

Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to Section 16(a) of the Securities Exchange Act of 1934, our Directors, executive officers and beneficial owners of more than 10% of the outstanding Common Stock are required to file reports with the Securities and Exchange Commission concerning their ownership of and transactions in our Common Stock and are also required to provide to us copies of such reports.  Based solely on such reports and related information furnished to us, we believe that in fiscal 2010, all such filing requirements were complied with in a timely manner by all Directors and executive officers and 10% stockholders.

Item 11.          Executive Compensation.

The following table sets forth the annual salary, bonuses and all other compensation awards and pay outs on account of our Chief Executive Officer for services rendered to us during the fiscal year ended December 31, 2010 and 2009. No other executive officer received more than US$100,000 per annum during this period.

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Joseph Gutnick, Chairman of the Board, President and CEO (1)	2010 2009	$4,849 $2,500	- -	- -	- -	- -	- -	- -	$4,849 $2,500

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

Compensation of Directors

The Company’s directors who are also executive officers of the Company did not receive any separate compensation during fiscal 2010 for serving as directors of the Company.

Item 12.          Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of our common stock by each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, each of our directors and named executive officers, and all of our directors and executive officers as a group as of March 16, 2011.

Title of Class	Name and Address of Beneficial Owner*	Amount and nature of Beneficial Owner	Percentage of class (1)
Shares of common stock Shares of common stock Shares of common stock	Joseph Gutnick Craig Michael Peter J. Lee	165,600,000 (2) - -	95.83 - -
	All officers and Directors as a group	165,600,000	95.83
*	Unless otherwise indicated, the address of each person is c/o Electrum International, Inc., Level 8, 580 St. Kilda Road, Melbourne, Victoria 3004 Australia

Notes:

(1)
Based on 172,800,000 shares outstanding as of March 16, 2011. Gives effect to a 6 for 1 stock split in the form of a dividend that was effected as of February 2009 and a 2 for 1 stock split in the form of a dividend that was effected as of August 2009.

(2)	Includes 165,600,000 shares owned by Power Developments Pty Ltd, of which Mr Joseph Gutnick is the sole Director and stockholder.

Item 13.          Certain Relationships and Related Transactions

In January 2009, the Company entered into an agreement with AXIS Consultants Pty Ltd to provide geological, management and administration services to the Company. AXIS is affiliated through common management and is incorporated in Australia. AXIS’ principal business is to provide geological, management and administration services to companies. We are one of ten affiliated companies that AXIS provides services to, namely, Electrum International, Inc., Legend International Holdings, Inc, Quantum Resources Limited, North Australian Diamonds Ltd, Top End Uranium Ltd, Northern Capital Resources Corp, Golden River Resources Corp, Great Central Resources Corp. (formerly Yahalom International Resources Corp.), Aurum, Inc., and Acadian Mining Corporation.

Each of the companies has some common Directors, officers and shareholders. In addition, each of the companies is substantially dependent upon AXIS for its senior management and certain mining and exploration staff.  A number of arrangements and transactions have been entered into from time to time between such companies.  It has been the intention of the affiliated companies and respective Boards of Directors that each of such arrangements or transactions should accommodate the respective interest of the relevant affiliated companies in a manner which is fair to all parties and equitable to the shareholders of each. Currently, there are no material arrangements or planned transactions between the Company and any of the other affiliated companies other than AXIS.

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

We are required to reimburse AXIS for any direct costs incurred by AXIS for the Company. In addition, we are required to pay a proportion of AXIS’s overhead cost based on AXIS’s management estimate of our utilisation of the facilities and activities of AXIS plus a service fee of not more than 15% of the direct and overhead costs. Amounts invoiced by AXIS are required to be paid by us. We are also not permitted to obtain from sources other than AXIS, and we are not permitted to perform or provide ourselves, the services contemplated by the Service Agreement, unless we first request AXIS to provide the service and AXIS fails to provide the service within one month.

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

In accordance with the Service Agreement, AXIS provides the Company with the services of our Chief Executive Officer, Chief Financial Officer and clerical employees, as well as office facilities, equipment, administrative and clerical services. We pay AXIS for the actual costs of such facilities. AXIS has not charged a service fee for this fiscal year.

The payable to affiliate at December 31, 2010 in the amount of $1,501,779 is all due to AXIS. During the year ended December 31, 2010, AXIS provided services in accordance with the services agreement and incurred direct costs on behalf of the Company of $1,170,290. The Company intends to repay these amounts with funds raised either via additional debt or equity offerings, but as this may not occur within the next 12 months. AXIS has agreed not to call the advance in 2011 and accordingly, the Company has classified  the amounts payable as non-current in the accompanying balance sheets.

Transactions with Management.

We have a written policy that we will not enter into any transaction with an Officer, Director or affiliate of us or any member of their families unless the transaction is approved by a majority of our disinterested non-employee Directors and the disinterested majority determines that the terms of the transaction are no less favourable to us than the terms available from non-affiliated third parties or are otherwise deemed to be fair to us at the time authorised.

Item 14.          Principal Accounting Fees and Services

The following table shows the fees incurred for fiscal 2010 and 2009.

	2010	2009

Audit fees	$38,798	$33,915
Audit related fees	-	-
Tax fees	7,500	5,500
Total	$46,298	$39,415

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

Tax fees relate to the preparation of the Company’s income tax returns and other tax compliance filings.

PART IV

Item 15.          Exhibits, Financial Statement Schedules

(a)	Financial Statements and Notes thereto. The Financial Statements and Notes thereto listed on the Index at page 25 of this Annual Report on Form 10-K are filed as a part of this Annual Report.

(b)	Exhibits The Exhibits to this Annual Report on Form 10-K are listed in the Exhibit Index at page 24 of this Annual Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorised.

ELECTRUM INTERNATIONAL, INC.

(Registrant)

By:	/s/ Peter J Lee
Peter J Lee
Secretary,
Chief Financial Officer
and Principal Financial
Accounting Officer

Dated: March 29, 2011

FORM 10-K Signature Page

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

Signature		Title	Date

1.	/s/ Joseph Gutnick	Chairman of the Board,
	Joseph Gutnick	President and Chief Executive
Officer (Principal Executive
		Officer), and Director.	March 29, 2011

2.	/s/ Craig Michael	Executive General Manager
	Craig Michael	and Director	March 29, 2011

3.	/s/ Peter Lee	Secretary,
	Peter Lee	Chief Financial Officer and
Principal Financial and
		Accounting Officer.	March 29, 2011

EXHIBIT INDEX

Incorporated by Reference to:		Exhibit No	Exhibit

(1)	Exhibit 99.1 Annex B	3.1	Certificate of Incorporation of Electrum International, Inc.
(1)	Exhibit 99.1 Annex C	3.2	Bylaws of Electrum International, Inc.
(1)	Exhibit 99.1 Annex A	3.3	Agreement and Plan of Merger between We Sell For U Corp and Electrum International Inc.
	*	3.4	Amendment to Certificate of Incorporation
	Exhibit 4.1	4.1	Specimen Stock Certificate of Electrum International, Inc.
(2)	Exhibit 10.1	10.1	Service Agreement dated January 30, 2009, by and between the Registrant and AXIS Consultants Pty Ltd
(2)	Exhibit 10.1	10.2	Agreement with IFFCO
(3)	Exhibit 99.1	16.1	Letter from former independent accountant
	*	31.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by. Joseph Issac Gutnick
	*	31.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Peter James Lee.
	*	32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Joseph Issac Gutnick.
	*	32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Peter James Lee

	* Filed herewith

(1)           Registrant’s Form 8-K filed on July 16, 2009.
(2)           Incorporated herein by reference to the Company's Form 10-K filed on March 26, 2010.
(3)           Incoroprated by reference to the Company's current report on Form 8-K filed on January 30, 2009.

Financial Statements as of December 31, 2010 and 2009 and for the year ended December 31, 2010 and 2009.

Electrum International, Inc.
Audited Financial Statements for the Company for the years ended December 31, 2010 and 2009.

ELECTRUM INTERNATIONAL, INC.

Financial Statements

December 31, 2010 and 2009

(with Report of Independent Registered Public Accounting Firm)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Electrum International, Inc.

We have audited the accompanying balance sheets of Electrum International Inc. as of December 31, 2010 and 2009, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years ended December 31, 2010 and 2009. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits include consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Electrum International, Inc. at December 31, 2010 and 2009 and the results of its operations and its cash flows for each of the years ended December 31, 2010 and 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As described in Note 1, at December 31, 2010 the Company has not yet commenced revenue producing operations, has incurred net losses from inception, and has an accumulated (deficit) of $1,568,437. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.  Management’s plans in regard to these matters are also discussed in note 1.

/s/ PKF LLP

New York, NY
March 28, 2011

ELECTRUM INTERNATIONAL, INC.
Balance Sheet
December 31, 2010 and 2009

	US$ 2010	US$ 2009

ASSETS

Current Assets:
Cash	1,410	376
Prepayments	1,181	-
Total Current Assets	2,591	376

Total Assets	2,591	376

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

Current Liabilities:
Accounts payable and accrued expenses	30,849	128,843
Total Current Liabilities	30,849	128,843

Non Current Liabilities:
Advances from Axis (Note 4)	1,501,779	331,489
Total Non Current Liabilities	1,501,779	331,489

Total Liabilities	1,532,628	460,332

Stockholders’ (Deficit):
Common stock: $.0001 par value 500,000,000 shares authorised, and 172,800,000 shares issued and outstanding	17,280	17,280
Additional paid-in-capital	21,120	21,120
Accumulated (deficit)	(1,568,437)	(498,356)
Total Stockholders’ (Deficit)	(1,530,037)	(459,956)

Total Liabilities and Stockholders’ (Deficit)	2,591	376

See Notes to Financial Statements

ELECTRUM INTERNATIONAL, INC.
Statements of Operations

	Year Ended December 31,	Year Ended December 31,
	2010	2009

Revenues	US$-	US$-

Cost and expenses
Legal, accounting and professional	71,188	93,273
Contractors & consultants	763,278	300,000
Administration expense	61,308	49,091
	895,774	442,364
(Loss) from operations	(895,774)	(442,364)
Foreign currency exchange (loss)	(174,316)	(17,594)
Interest - other	9	2
(Loss) before income tax	(1,070,081)	(459,956)
Provision for Income Tax	-	-

Net (Loss)	(1,070,081)	(459,956)

Basic net (loss) per common equivalent shares	(0.01)	(0.00)

Weighted number of common equivalent shares (000’s)	172,800	172,800

See notes to financial statements

ELECTRUM INTERNATIONAL, INC.
Statements of Stockholders’ Equity (Deficit)

	Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated (Deficit)	Total
		US$	US$	US$	US$
Balance December 31, 2008	172,800,000	17,280	21,120	(38,400)	-

Net (loss)	-	-	-	(459,956)	(459,956)

Balance December 31, 2009	172,800,000	$17,280	$21,120	$(498,356)	$(459,956)

Net (loss)	-	-	-	$(1,070,081)	$(1,070,081)

Balance December 31, 2010	172,800,000	$17,280	$21,120	$(1,568,437)	$(1,530,037)

See notes to financial statements

ELECTRUM INTERNATIONAL, INC.
Statements of Cash Flows

	Year Ended December 31, 2010	Year Ended December 31, 2009
	US$	US$

CASH FLOWS FROM OPERATING ACTIVITIES

Net (Loss)	$(1,070,081)	$(459,956)

Adjustments to reconcile net (loss) to net cash used
in operating activities
Net change in prepayments	(1,181)	-
Net change in accounts payable and accrued expenses	(97,994)	128,843
Net Cash used in Operating Activities	(1,169,256)	(331,113)

CASH FLOWS FROM FINANCING ACTIVITIES

Advances from – affiliate	1,170,290	331,489

Net Increase in Cash	1,034	376
Cash at Beginning of Period	376	-
Cash at End of Period	1,410	376

See notes to financial statements

ELECTRUM INTERNATIONAL, INC.
Notes to Financial Statements
December 31, 2010 and 2009

(1)	ORGANIZATION AND BUSINESS

Electrum International, Inc. ("Electrum” or the “Company"), formerly ProIndia International, Inc. is a Delaware corporation originally incorporated in Florida as We Sell for U Corp. (“We Sell for U”). The principal stockholder of Electrum is Power Developments Pty Ltd., an Australian corporation (“Power”), an entity majority owned by the Company’s president, which owned 95.83% of Electrum as of December 31, 2010.

On August 12, 2009, the Company re-incorporated in the state of Delaware (the “Reincorporation”) through a merger involving We Sell for U Corp. and Electrum, a Delaware Corporation that was a wholly owned subsidiary of We Sell for U. The Reincorporation was effected by merging We Sell for U with Electrum, with Electrum being the surviving entity. For purposes of the Company’s reporting status with the Securities and Exchange Commission, Electrum is deemed a successor to We Sell for U.

In December 2008, Power Developments Pty Ltd, an Australian corporation (“Power”) acquired an 96% interest in Electrum from certain stockholders. In connection therewith, the Company appointed a new President/Chief Executive Officer and Chief Financial Officer/Secretary  and a new sole Director.

Commencing in fiscal 2009, Electrum decided to focus its business on energy opportunities.  In March 2009, the Company announced the execution of an Agreement with Indian Farmers Fertilizer Cooperative (“IFFCO”) to explore the commercial viability of generating and/or distributing alternate energy or any other viable products to the rural Indian market.  Since that time, Electrum continued to pursue this strategy and met with IFFCO and other parties in India and internationally to continue to refine this strategy and resulting from this work, formulated a business plan. Electrum had previously engaged Boston Consulting Group (“BCG”) to assist with the development of components of the business plan. BCG’s initial overview was completed in December 2009 and had highlighted two clear opportunities, being Agri-Input Retailing and Farm Management, to develop through IFFCO’s massive distribution network. In June 2010 each of the opportunities previously identified by BCG were further developed and initial shortlists of regions, products and participants were determined. Upon further evaluation, the Company has decided not to pursue the Agri-Input Retailing and Farm Management opportunities, given the complexity of such opportunities and access to the necessary knowledge, personnel and finance required to pursue the opportunities. However, if other opportunities in this field become available, the Company will still assess their potential given the research and experience gained in this sector. In order to take advantage of management’s substantial experience in the  location and development of mineral exploration properties, the Company plans to look for opportunities in the resources industry and has identified silver and base metal exploration and developments in South East Asia, Laos  in particular, and Central America for its potential business opportunities.

As a result of management’s decision to refocus its efforts from energy opportunities to explore opportunities in the resources industry we are no longer reporting as a development stage company.

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

Electrum considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents.  For the periods presented there were no cash equivalents.

(c)	Federal Income Tax

ASC Topic 740 prescribes how a company should recognise, measure, present and disclose in its financial statements uncertain tax positions that the Company has taken or expects to take on a tax return. Additionally for tax positions to qualify for deferred tax benefit recognition under ASC 740, the position must have at least “more than likely not” chance of being sustained upon challenge by the respective taxing authorities, and whether or not it meets that criteria is a matter of significant judgement. The Company believes that it does not have any uncertain tax positions that would require the recognition or disclosure of a potential tax liability.

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

The Company is not an Australian resident corporation under Australian law. If the Company became an Australian resident corporation, it would be subject to Australian income tax on its non-exempt worldwide assessable income (which includes capital gains), less allowable deductions, at the rate of 30%. Foreign tax credits are allowed where tax has been paid on foreign source income provided the tax credit does not exceed 30% of the foreign source income.

Under the U.S./Australia tax treaty, a U.S. resident corporation such as us is subject to Australian income tax on net profits attributable to the carrying on of a business in Australia through a “permanent establishment” in Australia. A “permanent establishment” is a fixed place of business through which the business of an enterprise is carried on. The treaty limits the Australian tax on interest and royalties paid by an Australian business to a U.S. resident to 10% of the gross interest or royalty income unless it relates to a permanent establishment. Although we consider that we do not have a permanent establishment in Australia, it may be deemed to have such an establishment due to the location of its administrative offices in Melbourne. In addition we may receive interest or dividends from time to time.

(e)	Loss per share

The Company calculates loss per share in accordance with FASB ASC Topic 260, “Earnings per Share”.

Basic (loss) per share is computed based on the weighted average number of common shares outstanding during the period. Dilutive loss per share has not been presented as there are no common stock equivalents.

(f)	Fair value of Financial Instruments

FASB issued ASC Topic 825, “Financial Instruments”, which requires the Company to disclose, when reasonably attainable, the fair market values of its assets and liabilities which are deemed to be financial instruments.

The Company’s financial instruments consist of cash, accounts payable and accrued expenses, and advances from AXIS. The carrying amounts of cash approximate their respective fair values because of the short maturities of those instruments. Financial liabilities for which carrying values approximate fair value include accounts payable and accrued expenses.

The fair value of advances from AXIS are not practicable to estimate as no similar market exists for these instruments and there is no specified date of repayment.

(g)	Comparative Figures

Where necessary, comparative figures have been reclassified to be consistent with current year presentation with no effect on operations.

(3)	RECENT ACCOUNTING PRONOUNCEMENTS

In May 2009, the Financial Accounting Standards Board (FASB) issued guidance on the accounting for and disclosure of events that occur after the balance sheet date. This guidance was effective for interim and annual financial periods ending after June 15, 2009. In February 2010, the FASB issued Accounting Standards Update (ASU) 2010-09, Subsequent Events: Amendments to Certain Recognition and Disclosure Requirements. This ASU retracts the requirement to disclose the date through which subsequent events have been evaluated and whether that date is the date the financial statements were issued or were available to be issued. ASU 2010-09 requires an entity that is a SEC filer to evaluate subsequent events through the date that the financial statements are issued. ASU 2010-09 is effective for interim and annual financial periods ending after February 24, 2010. The adoption of this guidance did not have an impact on our financial statements.

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

In January 2009, the Company entered into an agreement with AXIS Consultants Pty Ltd to provide geological, management and administration services to the Company. AXIS is affiliated through common management. The Company is one of ten affiliated companies under common management with AXIS. Each of the companies has some common Directors, officers and shareholders. In addition, each of the companies is substantially dependent upon AXIS for its senior management and administration staff. It has been the intention of the affiliated companies and respective Boards of Directors that each of such arrangements or transactions should accommodate the respective interest of the relevant affiliated companies in a manner which is fair to all parties and equitable to the shareholders of each. Currently, there are no material arrangements or planned transactions between the Company and any of the other affiliated companies other than AXIS.

The payable to affiliate at December 31, 2010 in the amount of $1,501,779 is all due to AXIS. During the year ended December 31, 2010, AXIS provided services in accordance with the services agreement and incurred direct costs on behalf of the Company of $1,170,290. The Company intends to repay these amounts with funds raised either via additional debt or equity offerings, but as this may not occur within the next 12 months. AXIS has agreed not to call the advance in 2011 and accordingly, the Company has classified  the amounts payable as non-current in the accompanying balance sheets.

(5)	INCOME TAXES

Electrum files its income tax returns on an accrual basis.

The Company files tax returns in the United States. Electrum has carry-forward losses of approximately $1,368,000 as of December 31, 2010 which expire in years 2028 through 2030. Due to the uncertainty of the availability and future utilization of those operating loss carry-forwards, management has provided a full valuation against the related tax benefit.

The Company’s tax returns for all years remain open to examination by the respective tax authorities.  There are currently no tax examinations in progress.

(6)	STOCKHOLDERS EQUITY

In November 2007, 72,000,000 shares of common stock were issued to the Company’s founder raising $6,000.

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

Effective on August 12, 2009, the Company completed the reincorporation from a Florida corporation to a Delaware corporation. Each issued and outstanding share of common stock, par value $0.0001 per share, of We Sell For U Corp., a Florida-incorporation Company, was automatically converted into one issued and outstanding share of common stock, par value $0.0001 per share, of Electrum, a Delaware-incorporated Company. The number of authorized shares of capital stock was increased to five hundred twenty million (520,000,000) shares, of which five hundred million (500,000,000) shares shall be Common Stock and twenty million (20,000,000) shares shall be Preferred Stock, each with a par value of $.0001 per share.

(7)	SUBSEQUENT EVENTS

The Company has evaluated events and transactions after the balance sheet date and, through the date the financial statements were issued and believes that all relevant disclosures have been included herein and there are no other which require recognition or disclosure in the accompanying financial statements.