Form 10-Q
period 2011-03-31
ProIndia International, Inc.
filed 2011-05-11
CIK 1423417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

----------------------------
FORM 10- Q
----------------------------

(Mark one)
x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the Quarterly Period Ended March 31, 2011
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

There were 172,800,000 shares of common stock outstanding on May 10, 2011. ☐

PART I – FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

Introduction to Interim Financial Statements.

The interim financial statements included herein have been prepared by Electrum International, Inc. (“Electrum” or the “Company”), formerly ProIndia International, Inc., without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (The “Commission”). Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary to present fairly the financial position of the Company as of March 31, 2011, the results of its operations and the changes in it’s cash flows for the three month periods ended March 31, 2011 and 2010, have been included.  The results of operations for the interim periods are not necessarily indicative of the results for the full year.

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

ELECTRUM INTERNATIONAL, INC.
Balance Sheet

	March 31, 2011 (Unaudited)	December 31, 2010
	$	$

ASSETS

Current Assets:
Cash	309	1,410
Prepayments	4,743	1,181
Total Current Assets	5,052	2,591

Total Assets	5,052	2,591

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

Current Liabilities:
Accounts payable and accrued expenses	41,760	30,849
Total Current Liabilities	41,760	30,849

Non Current Liabilities:
Advances from affiliate	1,541,938	1,501,779
Total Non Current Liabilities	1,541,938	1,501,779

Total Liabilities	1,583,698	1,532,628

Stockholders’ (Deficit):
Common stock: $.0001 par value 500,000,000 shares authorised, and 172,800,000 shares issued and outstanding	17,280	17,280
Additional paid-in capital	21,120	21,120
Accumulated (deficit) during development stage	(1,568,437)	(1,568,437)
Accumulated (deficit)	(48,609)	-
Total Stockholders’ (Deficit)	(1,578,646)	(1,530,037)

Total Liabilities and Stockholders’ (Deficit)	5,052	2,591

See notes to financial statements

ELECTRUM INTERNATIONAL, INC.
Statements of Operations
(Unaudited)

	For the three months ended March 31
	2011	2010
Revenues	$-	$-

Cost and expenses
Legal, accounting and professional	11,283	8,373
Administration expense	14,959	16,139
	26,242	24,512

(Loss) from operations	(26,242)	(24,512)
Foreign currency exchange (loss)	(22,367)	(9,725)
Interest - other	-	2
(Loss) before income tax	(48,609)	(34,235)
Provision for income tax	-	-
Net (loss)	(48,609)	(34,235)

Basic net (loss) per common equivalent shares	(0.00)	(0.00)

Weighted number of common equivalent
shares (000’s)	172,800	172,800

See notes to financial statements

ELECTRUM INTERNATIONAL, INC.
Statements of Stockholders’ Equity (Deficit)
for the period ended March 31, 2011
(Unaudited)

	Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated (Deficit)	Total
		$	$	$	$

Balance, December 31, 2010	172,800,000	17,280	21,120	(1,568,437)	(1,530,037)

Net (loss)	-	-	-	(48,609)	(48,609)

Balance, March 31, 2011	172,800,000	$17,280	$21,120	$(1,617,046)	$(1,578,646)

See notes to financial statements

ELECTRUM INTERNATIONAL, INC.
Statements of Cash Flows
(Unaudited)

	For the three months ended March 31
	2011 $	2010 $

CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss)	(48,609)	(34,235)

Adjustments to reconcile net (loss) to net cash used in operating activities
Net change in prepayments	(3,562)	-
Net change in accounts payable and accrued expenses	10,911	(113,355)

Net Cash used in Operating Activities	(41,260)	(147,590)

CASH FLOWS FROM FINANCING ACTIVITIES

Advances from - affiliate	40,159	149,944

Net increase (decrease) in Cash	(1,101)	2,354

Cash at Beginning of Period	1,410	376

Cash at End of Period	309	2,730

See notes to financial statements

ELECTRUM INTERNATIONAL, INC.
Notes to Financial Statements
March 31, 2011

(1)	ORGANIZATION AND BUSINESS

Electrum International, Inc. ("Electrum” or the “Company"), formerly ProIndia International, Inc. is a Delaware corporation originally incorporated in Florida as We Sell for U Corp. (“We Sell for U”). The principal stockholder of Electrum is Power Developments Pty Ltd., an Australian corporation (“Power”), an entity majority owned by the Company’s President, which owned 95.83% of Electrum as of March 31, 2011.

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

As a result of management’s decision to refocus its efforts from energy opportunities to explore opportunities in the resources industry effective 31 December, 2010.  We are no longer reporting as a development stage company.

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

In addition, Electrum is reliant on loans and advances from corporations affiliated with the Company. Based on discussions with these affiliate companies, The Company believes this source of funding will continue to be available. Other than the arrangements noted above, the Company has not confirmed any other arrangement for ongoing funding. As a result the Company will be required to raise funds by additional debt or equity offerings in order to meet its cash flow requirements during the forthcoming year.

(2)	RECENT ACCOUNTING PRONOUNCEMENTS

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

The advances from affiliate at March 31, 2011 in the amount of $1,541,938 is due to AXIS. During the three months ended March 31, 2011, AXIS provided services in accordance with the services agreement, incurred direct costs on behalf of the Company and advanced funds of $40,159. The Company intends to repay these amounts with funds raised either via additional debt or equity offerings, but as this may not occur within the next 12 months Axis has agreed not to call the advance within the next twelve months and accordingly the company has classified the amounts payable as non-current in the accompanying balance sheet.

(4)	INCOME TAXES

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

The Company’s tax returns for all years since December 31, 2007 remain open to examination by the respective tax authorities.  There are currently no tax examinations in progress.

(5)	FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist of cash, prepayments, accounts payable and accrued expenses, and payable to affiliate. The carrying amounts of cash, prepayments, accounts payable and accrued expenses approximate their respective fair values because of the short term nature of those instruments. The fair value of the advance payables – affiliates is not determinable as it is due to an affiliate entity, no market exists for similar instruments and settlement date is uncertain.

(6)	FAIR VALUE OF FINANCIAL INSTRUMENTS

          The Company has evaluated events and transactions after the balance sheet date and, through the date the financial statements were issued, and believes that all relevant disclosures have been included herein and there are no other which require recognition or disclosure in the accompanying interim financial statements.

Item 2.                      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Financial Statements and accompanying notes and the other financial information appearing elsewhere in this report. This report contains numerous forward-looking statements relating to our business. Such forward-looking statements are identified by the use of words such as believes, intends, expects, hopes, may, should, plan, projected, contemplates, anticipates or similar words. Actual operating schedules, results of operations, ore grades and mineral deposit estimates and other projections and estimates could differ materially from those projected in the forward-looking statements. The functional and reporting currency of the Company is the United States Dollar.  These interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

We have incurred net losses since our inception and may continue to incur substantial and increasing losses for the next several years. Since inception we have incurred accumulated losses of $1,617,046 which was funded primarily by the sale of equity securities and loans from affiliates.

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

In addition, Electrum is reliant on loans and advances from corporations affiliated with the Company. Based on discussions with these affiliate companies, the Company believes this source of funding will continue to be available. Other than the arrangements noted above, the Company has not confirmed any other arrangement for ongoing funding. As a result the Company will be required to raise funds by additional debt or equity offerings in order to meet its cash flow requirements during the forthcoming year.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2011 vs. Three Months Ended March 31, 2010.

Costs and expenses increased from $24,512 in the three months ended March 31, 2010 to $26,242 in the three months ended March 31, 2011.

The increase in costs and expenses is a net result of:

a)
an increase in legal, accounting and professional expense from $8,373 for the three months ended March 31, 2010 to $11,283 for the three months ended March 31, 2011, primarily as a result of an increase in accounting fees for the quarterly review of Form 10-Q.

b)
a decrease in administrative expense from $16,139 in the three months ended March 31, 2010 to $14,959 in the three months ended March 31, 2011, primarily as a result of an additional payment to Dogma in 2009 for ProIndia logo and website design for which there was no comparative in the current year and a decrease in bank charges.

As a result of the foregoing, the loss from operations increased from $24,512 for the three months ended March 31, 2010 to $26,242 for the three months ended March 31, 2011.

A foreign currency exchange loss of $9,725 for the three months ended March 31, 2010 compared to a foreign currency exchange loss of $22,367 for the three months ended March 31, 2011 was recorded as a result of the movement in the Australian dollar versus the US dollar, and the impact of the subsequent revaluation of amounts payable to affiliates.

The net loss was $48,609 for the three months ended March 31, 2011 compared to a net loss of $34,235 for the three months ended March 31, 2010.

Liquidity and Capital Resources

For the three months ended March 31, 2011, net cash used in operating activities was $41,260 consisting of the net loss of $48,609, an increase in accounts payable and accrued expenses of $10,911 and an increase in prepayments of $3,562.  For the three months ended March 31, 2011, net cash provided by financing activities was $40,159 consisting of an increase in payable to affiliate.

As of March 31, 2011, the Company had short-term obligations of $41,760 comprising accounts payable and accrued expense and had long-term obligations of $1,541,938 comprising advances payable to an affiliate.

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

Information Concerning Forward Looking Statements

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

Forward-looking statements are subject to both known and unknown risks and uncertainties and can be affected by inaccurate assumptions we might make.  Risks, uncertainties and inaccurate assumptions could cause actual results to differ materially from historical results or those currently anticipated.  Consequently, no forward-looking statement can be guaranteed.  The potential risks and uncertainties that could affect forward looking statements include, but are not limited to:

•	The risk factors set forth in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010,

•	The risks and hazards inherent in the mineral exploration business (including environmental hazards, industrial accidents, weather or geologically related conditions),

•	The uncertainties inherent in our exploratory activities, including risks relating to permitting and regulatory delays,

•	Movements in foreign exchange rates,

•	Performance of information systems,

•	Ability of the Company to hire, train and retain qualified employees,

In addition, other risks, uncertainties, assumptions, and factors that could affect the Company's results and prospects are described in this Quarterly Report on Form 10-Q and in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, including under the heading “Risk Factors” and elsewhere herein and therein and may further be described in the Company's prior and future filings with the Securities and Exchange Commission and other written and oral statements made or released by the Company.

We caution you not to place undue reliance on any forward-looking statements, which speak only as of the date of this document.  The information contained in this report is current only as of its date, and we assume no obligation to update any forward-looking statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

At March 31, 2011, the Company had no outstanding loan facilities.

The Company reports in US$ and holds cash in Australian dollars. At March 31, 2011, this amounted to A$300. A change in the exchange rate between the A$ and the US$ will have an effect on the amounts reported in the Company’s consolidated financial statements, and create a foreign exchange gain or loss. A movement of 1% in the A$ versus the US$ exchange rate will have a US$3 effect on the balance sheet and income statement.

Item 4.	Controls and Procedures.

(a)	Disclosure Controls and Procedures

Our principal executive officer and our principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as amended) as of the end of the period covered by this report. Based on that evaluation, such principal executive officer and principal financial officer concluded that, the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report at the reasonable level of assurance.

(b)	Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the first quarter of 2011 that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

(c)	Other

We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.  Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Our disclosure controls and procedures are designed to provide such reasonable assurance of achieving our desired control objectives, and our principal executive officer and principal financial officer have concluded, as of March 31, 2011, that our disclosure controls and procedures were effective in achieving that level of reasonable assurance.

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

Electrum International, Inc.

By:                                /s/ Joseph I Gutnick

Joseph I. Gutnick
Chairman of the Board, President and
Chief Executive Officer
(Principal Executive Officer)

By:                                /s/ Craig Michael

Craig Michael
Director and
Executive General Manager

By:                                /s/ Peter Lee

Peter Lee
Secretary and
Chief Financial Officer
(Principal Financial Officer)

Date: May 10, 2011

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