Form 10-Q
period 2011-06-30
ProIndia International, Inc.
filed 2011-08-12
CIK 1423417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the Quarterly Period Ended June 30, 2011

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
———————
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes  ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒ Yes  ☐  No

(Check one):       Large accelerated filer  ☐ Accelerated filer ☐ Non-accelerated filer ☐   Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b2 of the Exchange Act).   ☐  Yes  ☒  No

There were 175,315,350 shares of common stock outstanding on August 11, 2011. ☐

SIGNATURES		14

EXHIBIT INDEX		15

Exh. 31.1	Certification	16
Exh. 31.2	Certification	17
Exh. 32.1	Certification	18
Exh. 32.2	Certification	19

PART I – FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

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

In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary to present fairly the financial position of the Company as of June 30, 2011, the results of its operations for the three and six month periods ended June 30, 2011 and 2010 and the changes in its cash flows for the six month periods ended June 30, 2011 and 2010, have been included.  The results of operations for the interim periods are not necessarily indicative of the results for the full year.

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

ELECTRUM INTERNATIONAL, INC.
Balance Sheet

	June 30, 2011 (Unaudited)	December 31, 2010
	$	$

ASSETS

Current Assets:
Cash	2,050	1,410
Prepayments	11,277	1,181
Total Current Assets	13,327	2,591

Total Assets	13,327	2,591

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

Current Liabilities:
Accounts payable and accrued expenses	16,097	30,849
Total Current Liabilities	16,097	30,849

Non Current Liabilities:
Advances from affiliate	25,153	1,501,779
Total Non Current Liabilities	25,153	1,501,779

Total Liabilities	41,250	1,532,628

Stockholders’ (Deficit):
Common stock: $.0001 par value 500,000,000 shares authorised, and 175,315,350 and 172,800,000 shares issued and outstanding	17,532	17,280
Additional paid-in capital	1,640,432	21,120
Accumulated (deficit) during development stage	(1,568,437)	(1,568,437)
Accumulated (deficit)	(117,450)	-
Total Stockholders’ (Deficit)	(27,923)	(1,530,037)

Total Liabilities and Stockholders’ (Deficit)	13,327	2,591

See notes to financial statements

ELECTRUM INTERNATIONAL, INC.
Statements of Operations
(Unaudited)

	For the three months ended June 30		For the six months ended June 30
	2011	2010	2011	2010

Revenues	$-	$-	$-	$-

Cost and expenses
Legal, accounting and professional	10,159	656,596	21,442	664,969
Administration expense	14,504	11,641	29,463	27,780
	24,663	668,237	50,905	692,749

(Loss) from operations	(24,663)	(668,237)	(50,905)	(692,749)
Foreign currency exchange gain/(loss)	(44,182)	51,420	(66,549)	41,695
Interest - other	4	7	4	9
(Loss) before income tax	(68,841)	(616,810)	(117,450)	(651,045)
Provision for income tax	-	-	-	-

Net (loss)	(68,841)	(616,810)	(117,450)	(651,045)

Basic net (loss) per Common Equivalent Shares	(0.00)	(0.00)	(0.00)	(0.00)

Weighted number of common equivalent shares (000’s)	172,828	172,800	172,813	172,800

See notes to financial statements

ELECTRUM INTERNATIONAL, INC.
Statements of Stockholders’ Equity (Deficit)
for the period ended June 30, 2011
(Unaudited)

	Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated (Deficit) During Development Stage	Accumulated (Deficit)	Total
		$	$	$	$	$

Balance, December 31, 2010	172,800,000	17,280	21,120	(1,568,437)	-	(1,530,037)

Issuance of shares	2,515,350	252	1,508,958		-	1,509,210

Forgiveness of advances from affiliate	-	-	110,354	-	-	110,354

Net (loss)	-	-	-	-	(117,450)	(117,450)

Balance, June 30, 2011	175,315,350	$17,532	$1,640,432	$(1,568,437)	$(117,450)	$(27,923)

See notes to financial statements

ELECTRUM INTERNATIONAL, INC.
Statements of Cash Flows
(Unaudited)

	For the six months ended June 30
	2011 $	2010 $

CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss)	(117,450)	(651,045)

Adjustments to reconcile net (loss) to net cash used in operating activities
Foreign currency exchange gain/(loss)	66,549	(41,695)
Net change in prepayments	(10,096)	(3,400)
Net change in accounts payable and accrued expenses	(14,752)	(39,878)

Net Cash used in Operating Activities	(75,749)	(736,018)

CASH FLOWS FROM FINANCING ACTIVITIES

Advances from affiliate	76,485	736,914

Net Cash provided by Financing Activities	76,485	736,914

Effects of Exchange rate on cash	(96)	(560)

Net increase in Cash	640	336

Cash at Beginning of Period	1,410	376

Cash at End of Period	2,050	712

Supplemental Disclosures

NON CASH FINANCING ACTIVITY
Satisfaction of debt to affiliate through issuance of shares	1,509,210	-
Forgiveness of debt to affiliate	110,354	-

ELECTRUM INTERNATIONAL, INC.
Notes to Financial Statements
June 30, 2011

(1)	ORGANIZATION AND BUSINESS

Electrum International, Inc. ("Electrum” or the “Company"), formerly ProIndia International, Inc. is a Delaware corporation originally incorporated in Florida as We Sell for U Corp. (“We Sell for U”). The principal stockholder of Electrum is Power Developments Pty Ltd., an Australian corporation (“Power”), an entity majority owned by the Company’s President, which owned 94.46% of Electrum as of June 30, 2011.

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

As a result of management’s decision to refocus its efforts from energy opportunities to explore opportunities in the resources industry, effective December 31, 2010 we are no longer reporting as a development stage company.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”), which contemplates continuation of Electrum as a going concern. The Company has not yet commenced revenue producing operations and has incurred net losses since inception and may continue to incur substantial and increasing losses for the next several years, all of which raises substantial doubt as to its ability to continue as a going concern. The financial statements do not contain any adjustments that could arise as a result of this uncertainty.

In addition, Electrum is reliant on loans and advances from corporations affiliated with the Company. Based on discussions with these affiliate companies the Company believes this source of funding will continue to be available. Other than the arrangements noted above, the Company has not confirmed any other arrangement for ongoing funding. As a result the Company will be required to raise funds by additional debt or equity offerings in order to meet its cash flow requirements during the forthcoming year.

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

In May 2011, the Financial Accounting Standards Board (FASB) issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRSs”)”. The amendments in this Update generally represent clarifications of Topic 820, but also include some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This Update results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and IFRSs. The amendments in this Update are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted. The Company does not expect this guidance to have a significant impact on our consolidated financial position, results of operations or cash flows.

In June 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-05, Presentation of Comprehensive Income. This ASU is intended to increase the prominence of other comprehensive income in financial statements by presenting the components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of stockholders’ equity. This new guidance is effective for fiscal years and interim periods beginning after December 15, 2011. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance; therefore, adoption of the new guidance in the first quarter of fiscal 2012 will not have any impact on the Company’s consolidated financial position, results of operations or cash flows.

(3)	AFFILIATE TRANSACTIONS

In January 2009, the Company entered into an agreement with AXIS Consultants Pty Ltd (“AXIS”) to provide geological, management and administration services to the Company. AXIS is affiliated through common management. The Company is one of ten affiliated companies under common management with AXIS. Each of the companies has some common Directors, officers and shareholders. In addition, each of the companies is substantially dependent upon AXIS for its senior management and administration staff. It has been the intention of the affiliated companies and respective Boards of Directors that each of such arrangements or transactions should accommodate the respective interest of the relevant affiliated companies in a manner which is fair to all parties and equitable to the shareholders of each. Currently, there are no material arrangements or planned transactions between the Company and any of the other affiliated companies other than AXIS.

The advances from affiliate at June 30, 2011 in the amount of $25,153 is due to AXIS. During the six months ended June 30, 2011, AXIS provided services in accordance with the services agreement, incurred direct costs on behalf of the Company and advanced funds of $76,485. The Company also issued 2,515,350 shares of common stock at an issue price of $0.60, being the closing price on the date of issue, to AXIS in satisfaction of a loan balance of $1,509,210. AXIS also agreed to forgive $110,354 in relation to services previously charged. Under US GAAP, forgiveness of a related party liability is viewed as, in essence, a capital transaction. Accordingly, the forgiveness of the liability by AXIS is reported in the 2011 financial statements as a $110,354 increase in additional paid-in capital. The Company intends to repay the advances from affiliate with funds raised either via additional debt or equity offerings, but as this may not occur within the next 12 months AXIS has agreed not to call the advance within the next twelve months and accordingly the company has classified the amounts payable as non-current in the accompanying balance sheet.

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

The Company’s financial instruments consist of cash, prepayments, accounts payable and accrued expenses, and payable to affiliate. The carrying amounts of cash, prepayments, accounts payable and accrued expenses approximate their respective fair values because of the short term nature of those instruments. The fair value of the advances from affiliates is not determinable as it is due to an affiliate entity, no market exists for similar instruments and settlement date is uncertain.

(6)	COMPARATIVE FIGURES

Where necessary, comparative figures have been reclassified to be consistent with current year presentation with no effect on operations.

(7)	SUBSEQUENT EVENTS

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

 Overview

Electrum International, Inc. (“Electrum” or the “Company”), formerly ProIndia International, Inc., is a Delaware corporation originally incorporated in Florida as We Sell For U Corp. (“We Sell For U”). Electrum was originally established with the intention to develop and provide service offerings to facilitate auctions on eBay for individuals and companies who lack the eBay expertise and/or time to list/sell and ship items they wish to sell. In December 2008, Power Developments Pty Ltd, an Australian corporation ("Power") acquired approximately a 96% interest in Electrum from Edward T. Farmer and certain other stockholders. Mr. Farmer resigned as Sole Director and Officer of Electrum, Joseph Gutnick was appointed President, Chief Executive Officer and a Director and Peter Lee was appointed Chief Financial Officer and Secretary.

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

We have incurred net losses since our inception and may continue to incur substantial and increasing losses for the next several years. Since inception we have incurred accumulated losses of $1,685,887 which was funded primarily by the sale of equity securities and loans from affiliates.

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

As a result of management’s decision to refocus its efforts from energy opportunities to explore opportunities in the resources industry, effective December 31, 2010, we are no longer reporting as a development stage company.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”), which contemplates continuation of Electrum as a going concern. The Company has not yet commenced revenue producing operations and has incurred net losses since inception and may continue to incur substantial and increasing losses for the next several years, all of which raises substantial doubt as to its ability to continue as a going concern. The financial statements do not contain any adjustments that could arise as a result of this uncertainty.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2011 vs. Three Months Ended June 30, 2010.

Costs and expenses decreased from $668,237 in the three months ended June 30, 2010 to $24,663 in the three months ended June 30, 2011.

The decrease in costs and expenses is a net result of:

a)
a decrease in legal, accounting and professional expense from $656,596 for the three months ended June 30, 2010 to $10,159 for the three months ended June 30, 2011, primarily as a result of there being no further contract with Boston Consulting Group (BCG) to assist with the development of the components of the previous business plan. Contractors and consultants fees decreased from $646,278 for the three months ended June 30, 2010 to $Nil for the three months ended June 30, 2011.

b)
an increase in administrative expense from $11,641 in the three months ended June 30, 2010 to $14,504 in the three months ended June 30, 2011, primarily as a result of an increase in the cost of services provided by AXIS in accordance with the service agreement, expenditure on accounting research software and website maintenance, and increases in registration fees with the Australian Securities and Investment Commission.

As a result of the foregoing, the loss from operations decreased from $668,237 for the three months ended June 30, 2010 to a loss from operations of $24,663 for the three months ended June 30, 2011.

A foreign currency exchange gain of $51,420 for the three months ended June 30, 2010 compared to a foreign currency exchange loss of $44,182 for the three months ended June 30, 2011 was recorded as a result of the movement in the Australian dollar versus the US dollar, and the impact of the subsequent revaluation of amounts payable to affiliates.

The net loss was $68,841 for the three months ended June 30, 2011 compared to a net loss of $616,810 for the three months ended June 30, 2010.

Six Months Ended June 30, 2011 vs. Six Months Ended June 30, 2010.

Costs and expenses decreased from $692,749 in the six months ended June 30, 2010 to $50,905 in the six months ended June 30, 2011.

The decrease in costs and expenses is a net result of:

a)
an decrease in legal, accounting and professional expense from $664,969 for the six months ended June 30, 2010 to $21,442 for the six months ended June 30, 2011, primarily as a result of there being no further contract with Boston Consulting Group (BCG) to assist with the development of the components of the previous business plan. Contractors and consultants fees decreased from $646,278 for the six months ended June 30, 2010 to $Nil for the six months ended June 30, 2011.

b)
an increase in administrative expense from $27,780 in the six months ended June 30, 2010 to $29,463 in the six months ended June 30, 2011, primarily as a result of an increase in the cost of services provided by AXIS in accordance with the service agreement, expenditure on accounting research software and website maintenance, and increases in registration fees with the Australian Securities and Investment Commission.

As a result of the foregoing, the loss from operations decreased from $692,749 for the six months ended June 30, 2010 to a loss from operations of $50,905 for the six months ended June 30, 2011.

A foreign currency exchange gain of $41,695 for the six months ended June 30, 2010 compared to a foreign currency exchange loss of $66,549 for the six months ended June 30, 2011 was recorded as a result of the movement in the Australian dollar versus the US dollar, and the impact of the subsequent revaluation of amounts payable to affiliates.

The net loss was $117,450 for the six months ended June 30, 2011 compared to a net loss of $651,045 for the six months ended June 30, 2010.

Liquidity and Capital Resources

For the six months ended June 30, 2011, net cash used in operating activities was $75,749 consisting of the net loss of $117,450 offset by a non-cash charge for foreign currency exchange loss of $66,549, a decrease in accounts payable and accrued expenses of $14,752 and an increase in prepayments of $10,096.  For the six months ended June 30, 2011, net cash provided by financing activities was $76,485 consisting of an increase in payable to affiliate.

As of June 30, 2011, the Company had short-term obligations of $16,097 comprising accounts payable and accrued expense and had long-term obligations of $25,153 comprising advances payable to an affiliate. On June 30, 2011, the Company issued 2,515,350 shares of common stock at an issue price of $0.60, being the closing price on the date of issue, to its affiliate, AXIS, in satisfaction of a loan balance of $1,509,210. AXIS also agreed to forgive $110,354 in relation to services previously charged. Under US GAAP, forgiveness of a related party liability is viewed as, in essence, a capital transaction. Accordingly, the forgiveness of the liability by AXIS is reported in the 2011 financial statements as a $110,354 increase in additional paid-in capital.

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

Forward-looking statements are subject to both known and unknown risks and uncertainties and can be affected by inaccurate assumptions we might make.  Risks, uncertainties and inaccurate assumptions could cause actual results to differ materially from historical results or those currently anticipated. Consequently, no forward-looking statement can be guaranteed.  The potential risks and uncertainties that could affect forward looking statements include, but are not limited to:

●	The risk factors set forth in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010,

●	The risks and hazards inherent in the mineral exploration business (including environmental hazards, industrial accidents, weather or geologically related conditions),

●	The uncertainties inherent in our exploratory activities, including risks relating to permitting and regulatory delays,

●	Movements in foreign exchange rates,

●	Performance of information systems,

●	Ability of the Company to hire, train and retain qualified employees,

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

At June 30, 2011, the Company had no outstanding loan facilities.

The Company reports in US$ and holds cash in Australian dollars. At June 30, 2011, this amounted to A$1,935. A change in the exchange rate between the A$ and the US$ will have an effect on the amounts reported in the Company’s financial statements, and create a foreign exchange gain or loss. A movement of 1% in the A$ versus the US$ exchange rate will have a US$20 effect on the balance sheet and statement of operations.

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

(b)	Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the second quarter of 2011 that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

(c)	Other

We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.  Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Our disclosure controls and procedures are designed to provide such reasonable assurance of achieving our desired control objectives, and our principal executive officer and principal financial officer have concluded, as of June 30, 2011, that our disclosure controls and procedures were effective in achieving that level of reasonable assurance.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

Not Applicable

Item 1A.	Risk Factors.

Not Applicable

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On June 30, 2011 the Company issued 2,515,350 shares of common stock at an issue price of $0.60 to AXIS in satisfaction of a loan balance of $1,509,210.

Item 3.	Defaults Upon Senior Securities.

Not Applicable

Item 4.	Removed and Reserved.

Not Applicable

Item 5.	Other Information.

Not Applicable

Item 6.	Exhibits.

(a)	Exhibit No.	Description

	31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Craig Anthony Michael
	31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Peter James Lee
	32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley act of 2002 by Craig Anthony Michael
	32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley act of 2002 by Peter James Lee
101
The following materials from the Electrum International, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 formatted in Extensible Business Reporting Language (XBRL):  (i) the Statements of Operations, (ii) the Balance Sheets, (iii) the Statements of Cash Flows, (iv) Statement of Stockholders’ (Deficit) and (v) related notes.

#101.INS	XBRL Instance Document.

#101.SCH	XBRL Taxonomy Extension Schema Document.

#101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

#101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

#101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

#101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

#
Filed herewith.  In accordance with Rule 406T of Regulation S-T, these interactive data files are deemed “not filed” for purposes of section 18 of the Exchange Act, and otherwise are not subject to liability under that section.

FORM 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Electrum International, Inc.

By:	/s/ Joseph I Gutnick

Joseph I. Gutnick
Chairman of the Board, President and
Director

By:	/s/ Craig Michael

Craig Michael
Director and
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Peter Lee

Peter Lee
Secretary and
Chief Financial Officer
(Principal Financial Officer)

Date: August 11, 2011

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Craig Anthony Michael
31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Peter James Lee
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley act of 2002 by Craig Anthony Michael
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley act of 2002 by Peter James Lee