Form 10-Q
period 2011-09-30
ProIndia International, Inc.
filed 2011-11-14
CIK 1423417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10- Q

(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the Quarterly Period Ended September 30, 2011
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
There were 175,315,350 shares of common stock outstanding on November 11, 2011. ☐

SIGNATURES		14

EXHIBIT INDEX		15

Exh. 31.1	Certification	16
Exh. 31.2	Certification	17
Exh. 32.1	Certification	18
Exh. 32.2	Certification	19

PART I – FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

Introduction to Interim Financial Statements.

The interim financial statements included herein have been prepared by Electrum International, Inc. (“Electrum” or the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (The “Commission”). Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary to present fairly the financial position of the Company as of September 30, 2011, the results of its operations for the three and nine month periods ended September 30, 2011 and 2010 and the changes in its cash flows for the nine month periods ended September 30, 2011 and 2010, have been included.  The results of operations for the interim periods are not necessarily indicative of the results for the full year.

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

ELECTRUM INTERNATIONAL, INC.
Balance Sheet

	September 30, 2011 (Unaudited)	December 31, 2010
	$	$

ASSETS

Current Assets:
Cash	3,911	1,410
Prepayments	16,430	1,181
Total Current Assets	20,341	2,591

Total Assets	20,341	2,591

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

Current Liabilities:
Accounts payable and accrued expenses	9,480	30,849
Total Current Liabilities	9,480	30,849

Non Current Liabilities:
Advances from affiliate	81,804	1,501,779
Total Non Current Liabilities	81,804	1,501,779

Total Liabilities	91,284	1,532,628

Stockholders’ (Deficit):
Common stock: $.0001 par value 500,000,000 shares authorised, and 175,315,350 and 172,800,000 shares issued and outstanding	17,532	17,280
Additional paid-in capital	1,640,432	21,120
Accumulated (deficit) during development stage	(1,568,437)	(1,568,437)
Accumulated (deficit)	(160,470)	-
Total Stockholders’ (Deficit)	(70,943)	(1,530,037)

Total Liabilities and Stockholders’ (Deficit)	20,341	2,591

See notes to financial statements

ELECTRUM INTERNATIONAL, INC.
Statements of Operations
(Unaudited)

	For the three months ended September 30		For the nine months ended September 30
	2011	2010	2011	2010

Revenues	$-	$-	$-	$-

Cost and expenses
Legal, accounting and professional	10,310	135,837	31,753	800,806
Administration expense	38,501	14,705	67,963	42,485
	48,811	150,542	99,716	843,291

(Loss) from operations	(48,811)	(150,542)	(99,716)	(843,291)
Foreign currency exchange gain/(loss)	5,791	(147,778)	(60,758)	(106,083)
Interest - other	-	-	4	9
(Loss) before income tax	(43,020)	(298,320)	(160,470)	(949,365)
Provision for income tax	-		-	-

Net (loss)	(43,020)	(298,320)	(160,470)	(949,365)

Basic net (loss) per Common Equivalent Shares	(0.00)	(0.00)	(0.00)	(0.01)

Weighted number of common equivalent shares (000’s)	175,315	172,800	173,657	172,800

See notes to financial statements

ELECTRUM INTERNATIONAL, INC.
Statements of Stockholders’ Equity (Deficit)
for the period ended September 30, 2011
(Unaudited)

	Shares	Common Stock Amount $	Additional Paid-in Capital $	Accumulated (Deficit) During Development Stage $	Accumulated (Deficit) $	Total $
						$

Balance, December 31, 2010	172,800,000	17,280	21,120	(1,568,437)	-		(1,530,037)

Issuance of shares	2,515,350	252	1,508,958		-		1,509,210

Forgiveness of advances from affiliate	-	-	110,354	-	-		110,354

Net (loss)	-	-	-	-	(160,470)		(160,470)

Balance, September 30, 2011	175,315,350	$17,532	$1,640,432	$(1,568,437)	$(160,470)		$(70,943)

See notes to financial statements

ELECTRUM INTERNATIONAL, INC.
Statements of Cash Flows
(Unaudited)

	For the nine months ended September 30
	2011 $	2010 $

CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss)	(160,470)	(949,365)

Adjustments to reconcile net (loss) to net cash used in operating activities
Foreign currency exchange gain/(loss)	60,758	106,083
Net change in prepayments	(15,249)	(2,291)
Net change in accounts payable and accrued expenses	(21,369)	(118,380)

Net Cash used in Operating Activities	(136,330)	(963,952)

CASH FLOWS FROM FINANCING ACTIVITIES

Advances from affiliate	139,091	968,850

Net Cash provided by Financing Activities	139,091	968,850

Effects of Exchange rate on cash	(260)	(1,423)

Net increase in Cash	2,501	3,474

Cash at Beginning of Period	1,410	376

Cash at End of Period	3,911	3,850

Supplemental Disclosures

NON CASH FINANCING ACTIVITY
Satisfaction of debt to affiliate through issuance of shares	1,509,210	-
Forgiveness of debt to affiliate	110,354	-

See notes to financial statements

ELECTRUM INTERNATIONAL, INC.
Notes to Financial Statements
September 30, 2011

(1)     ORGANIZATION AND BUSINESS

Electrum International, Inc. ("Electrum” or the “Company"), is a Delaware corporation originally incorporated in Florida as We Sell for U Corp. (“We Sell for U”). The principal stockholder of Electrum is Power Developments Pty Ltd., an Australian corporation (“Power”), an entity majority owned by the Company’s President, which owned 94.46% of Electrum as of September 30, 2011.

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

(2)           RECENT ACCOUNTING PRONOUNCEMENTS

In January 2010, the Financial Accounting Standards Board (“FASB”) issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value Measurements. This ASU requires new disclosures and clarifies certain existing disclosure requirements about fair value measurements. ASU 2010-06 requires a reporting entity to disclose significant transfers in and out of Level 1 and Level 2 fair value measurements, to describe the reasons for the transfers and to present separately information about purchases, sales, issuances and settlements for fair value measurements using significant unobservable inputs. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements, which is effective for interim and annual reporting periods beginning after December 15, 2010; early adoption is permitted. The adoption of ASU 2010-06 did not have a material impact on our financial position, results of operations or cash flows.

In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in US GAAP and International Financial Reporting Standards (“IFRSs”)”. The amendments in this Update generally represent clarifications of Topic 820, but also include some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This Update results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with US GAAP and IFRSs. The amendments in this Update are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted. The Company does not expect this guidance to have a significant impact on our consolidated financial position, results of operations or cash flows.

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

The advances from affiliate at September 30, 2011 in the amount of $81,804 is due to AXIS. During the nine months ended September 30, 2011, AXIS provided services in accordance with the services agreement, incurred direct costs on behalf of the Company and advanced funds of $139,091. The Company also issued 2,515,350 shares of common stock at an issue price of $0.60, being the closing price on the date of issue, to AXIS in satisfaction of a loan balance of $1,509,210. AXIS also agreed to forgive $110,354 in relation to services previously charged. Forgiveness of a related party liability is viewed as, in essence, a capital transaction. Accordingly, the forgiveness of the liability by AXIS is reported in the 2011 financial statements as a $110,354 increase in additional paid-in capital. The Company intends to repay the advances from affiliate with funds raised either via additional debt or equity offerings, but as this may not occur within the next 12 months AXIS has agreed not to call the advance within the next twelve months and accordingly the Company has classified the amounts payable as non-current in the accompanying balance sheet.

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

(5)            FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist of cash, prepayments, accounts payable and accrued expenses, and advances from affiliate. The carrying amounts of cash, prepayments, accounts payable and accrued expenses approximate their respective fair values because of the short term nature of those instruments. The fair value of the advances from affiliate is not determinable as it is due to an affiliate entity, no market exists for similar instruments and settlement date is uncertain.

(6)           COMPARATIVE FIGURES

Where necessary, comparative figures have been reclassified to be consistent with current year presentation with no effect on operations.

(7)           SUBSEQUENT EVENTS

The Company has evaluated events and transactions after the balance sheet date and through the date the financial statements were issued, and believes that all relevant disclosures have been included herein and there are no other which require recognition or disclosure in the accompanying interim financial statements.

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

 Overview

Electrum International, Inc. (“Electrum” or the “Company”), is a Delaware corporation originally incorporated in Florida as We Sell For U Corp. (“We Sell For U”). Electrum was originally established with the intention to develop and provide service offerings to facilitate auctions on eBay for individuals and companies who lack the eBay expertise and/or time to list/sell and ship items they wish to sell. In December 2008, Power Developments Pty Ltd, an Australian corporation ("Power") acquired approximately a 96% interest in Electrum from Edward T. Farmer and certain other stockholders. Mr. Farmer resigned as Sole Director and Officer of Electrum, Joseph Gutnick was appointed President, Chief Executive Officer and a Director and Peter Lee was appointed Chief Financial Officer and Secretary. In June, 2011, Mr Gutnick relinquished his role as Chief Executive Officer and was appointed Executive Chairman. Mr Craig Michael was appointed as Chief Executive Officer.

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

We have incurred net losses since our inception and may continue to incur substantial and increasing losses for the next several years. Since inception we have incurred accumulated losses of $1,728,907 which was funded primarily by the sale of equity securities and loans from affiliates.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2011 vs. Three Months Ended September 30, 2010.

Costs and expenses decreased from $150,542 in the three months ended September 30, 2010 to $48,811 in the three months ended September 30, 2011.

The decrease in costs and expenses is a net result of:

a)
a decrease in legal, accounting and professional expense from $135,837 for the three months ended September 30, 2010 to $10,310 for the three months ended September 30, 2011, primarily as a result of there being no further contract with Boston Consulting Group (BCG) to assist with the development of the components of the previous business plan. Contractors and consultants fees decreased from $117,000 for the three months ended September 30, 2010 to $Nil for the three months ended September 30, 2011.

b)
an increase in administrative expense from $14,705 in the three months ended September 30, 2010 to $38,501 in the three months ended September 30, 2011, primarily as a result of an increase in the cost of services provided by AXIS in accordance with the service agreement, expenditure on accounting research software and website maintenance, increases in registration fees with the Australian Securities and Investment Commission, and expenditure relating to the conversion of financial statements to XBRL.

As a result of the foregoing, the loss from operations decreased from $150,542 for the three months ended September 30, 2010 to a loss from operations of $48,811 for the three months ended September 30, 2011.

A foreign currency exchange loss of $147,778 for the three months ended September 30, 2010 compared to a foreign currency exchange gain of $5,791 for the three months ended September 30, 2011 was recorded as a result of the movement in the Australian dollar versus the US dollar, and the impact of the subsequent revaluation of amounts payable to affiliates.

The net loss was $43,020 for the three months ended September 30, 2011 compared to a net loss of $298,320 for the three months ended September 30, 2010.

Nine Months Ended September 30, 2011 vs. Nine Months Ended September 30, 2010.

Costs and expenses decreased from $843,291 in the nine months ended September 30, 2010 to $99,716 in the nine months ended September 30, 2011.

The decrease in costs and expenses is a net result of:

a)
a decrease in legal, accounting and professional expense from $800,806 for the nine months ended September 30, 2010 to $31,753 for the nine months ended September 30, 2011, primarily as a result of there being no further contract with Boston Consulting Group (BCG) to assist with the development of the components of the previous business plan. Contractors and consultants fees decreased from $763,278 for the nine months ended September 30, 2010 to $Nil for the nine months ended September 30, 2011.

b)
an increase in administrative expense from $42,485 in the nine months ended September 30, 2010 to $67,963 in the nine months ended September 30, 2011, primarily as a result of an increase in the cost of services provided by AXIS in accordance with the service agreement, expenditure on accounting research software and website maintenance, increases in registration fees with the Australian Securities and Investment Commission, and expenditure relating to the conversion of financial statements to XBRL.

As a result of the foregoing, the loss from operations decreased from $843,291 for the nine months ended September 30, 2010 to a loss from operations of $99,716 for the nine months ended September 30, 2011.

A foreign currency exchange loss of $106,083 for the nine months ended September 30, 2010 compared to a foreign currency exchange loss of $60,758 for the nine months ended September 30, 2011 was recorded as a result of the movement in the Australian dollar versus the US dollar, and the impact of the subsequent revaluation of amounts payable to affiliates.

The net loss was $160,470 for the nine months ended September 30, 2011 compared to a net loss of $949,365 for the nine months ended September 30, 2010.

Liquidity and Capital Resources

For the nine months ended September 30, 2011, net cash used in operating activities was $136,330 consisting of the net loss of $160,470 offset by a non-cash charge for foreign currency exchange loss of $60,758, a decrease in accounts payable and accrued expenses of $21,369 and an increase in prepayments of $15,249. For the nine months ended September 30, 2011, net cash provided by financing activities was $139,091 consisting of an increase in payable to affiliate.

As of September 30, 2011, the Company had short-term obligations of $9,480 comprising accounts payable and accrued expenses and had long-term obligations of $81,804 comprising advances payable to an affiliate. On June 30, 2011, the Company issued 2,515,350 shares of common stock at an issue price of $0.60, being the closing price on the date of issue, to its affiliate, AXIS, in satisfaction of a loan balance of $1,509,210. AXIS also agreed to forgive $110,354 in relation to services previously charged. Forgiveness of a related party liability is viewed as, in essence, a capital transaction. Accordingly, the forgiveness of the liability by AXIS is reported in the 2011 financial statements as a $110,354 increase in additional paid-in capital.

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

At September 30, 2011, the Company had no outstanding loan facilities.

The Company reports in US$ and holds cash in Australian dollars. At September 30, 2011, this amounted to A$3,993. A change in the exchange rate between the A$ and the US$ will have an effect on the amounts reported in the Company’s financial statements, and create a foreign exchange gain or loss. A movement of 1% in the A$ versus the US$ exchange rate will have a US$39 effect on the balance sheet and statement of operations.

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

(b)           Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the third quarter of 2011 that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

(c)           Other

We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.  Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Our disclosure controls and procedures are designed to provide such reasonable assurance of achieving our desired control objectives, and our principal executive officer and principal financial officer have concluded, as of September 30, 2011, that our disclosure controls and procedures were effective in achieving that level of reasonable assurance.

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
101
The following materials from the Electrum International, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 formatted in Extensible Business Reporting Language (XBRL):  (i) the Statements of Operations, (ii) the Balance Sheets, (iii) the Statements of Cash Flows, (iv) Statement of Stockholders’ (Deficit) and (v) related notes.

#101.INS XBRL Instance Document.

#101.SCH XBRL Taxonomy Extension Schema Document.

#101.CAL XBRL Taxonomy Extension Calculation Linkbase Document.

#101.LAB XBRL Taxonomy Extension Label Linkbase Document.

#101.PRE XBRL Taxonomy Extension Presentation Linkbase Document.

#101.DEF XBRL Taxonomy Extension Definition Linkbase Document.
_________________

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

Date: November 11, 2011

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

101
The following materials from the Golden River Resources Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 formatted in Extensible Business Reporting Language (XBRL):  (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows and (iv) related notes.

#101.INS XBRL Instance Document.
#101.SCH XBRL Taxonomy Extension Schema Document.
#101.CAL XBRL Taxonomy Extension Calculation Linkbase Document.
#101.LAB XBRL Taxonomy Extension Label Linkbase Document.
#101.PRE XBRL Taxonomy Extension Presentation Linkbase Document.
#101.DEF XBRL Taxonomy Extension Definition Linkbase Document.
__________________

# Filed herewith.  In accordance with Rule 406T of Regulation S-T, these interactive data files are deemed “not filed” for purposes of section 18 of the Exchange Act, and otherwise are not subject to liability under that section.