Form 10-K
period 2011-12-31
ProIndia International, Inc.
filed 2012-03-28
CIK 1423417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-K
———————

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the fiscal year ended: December 31, 2011
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from: _____________ to _____________

Commission File Number    000-53735

ELECTRUM INTERNATIONAL, INC.
(Exact name of Registrant as specified in its charter)

———————

Delaware	27-0267587
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

Level 8, 580 St Kilda Road Melbourne, Victoria, 3004,  Australia
(Address of principal executive offices) (Zip Code)

001 (613) 8532 2800
(Registrant’s telephone number, including area code)

-
 (Former name or former address, if changed since last report)
———————

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Title of each class
Common Stock, par value $.0001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☐	Yes	☒	No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
☐	Yes	☒	No

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

☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).	☐	Yes	☒	No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

The aggregate market value based on the average bid and asked price on the over-the-counter market of the registrant’s common stock (“Common Stock”) held by non-affiliates of the Company was $4,320,000 as at June 30, 2011.

There were 175,315,350 outstanding shares of Common Stock as of March 27, 2012.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
☐	Yes	☐	No

DOCUMENTS INCORPORATED BY REFERENCE

Not Applicable
_____________________

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

Item 1      Business

Description Of Business

Introduction

Electrum International, Inc. ("Electrum” or the “Company", “we,” “our” or “us”), formerly ProIndia International, Inc. is a Delaware corporation that was originally incorporated in Florida as We Sell for U Corp. (“We Sell for U”) on November 12, 2007. The principal stockholder of Electrum is Power Developments Pty Ltd., an Australian corporation (“Power”), an entity majority owned by the Company’s president, which owned 94.46% of Electrum as of December 31, 2011.

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

Employees

We use temporary employees in our activities. The services of our Executive Chairman and Director, Joseph Gutnick, Director and Chief Executive Officer, Craig Michael and Chief Financial Officer and Secretary, Peter Lee, as well as clerical employees are provided to us on a part-time as needed basis pursuant to a Service Agreement (the “Service Agreement”) between us and AXIS Consultants Pty Limited (“AXIS”) effective from January 1, 2009. AXIS also provides us with office facilities, equipment, administration and clerical services in Melbourne Australia pursuant to the Service Agreement. The Service Agreement may be terminated by written notice by either party.

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

The report of our independent registered public accounting firm on our financial statements as of December 31, 2011 and 2010, and for the years ended December 31, 2011 and 2010, includes an explanatory paragraph questioning our ability to continue as a going concern. This paragraph indicates that we have not yet commenced revenue producing operations, have incurred net losses from inception, and have an accumulated (deficit) of $1,791,374, which conditions raise substantial doubt about our ability to continue as a going concern.  Our financial statements do not include any adjustment that might result from the outcome of this uncertainty.

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

Approximately 94% Of Our Common Stock Is Controlled By Our Chairman And President Who Has The Ability To Appoint Our Board Of Directors And Determine Other Matters Submitted To Stockholders

Mr Joseph Gutnick, our Executive Chairman and President, beneficially owned 165.6 million shares of our common stock, which represented approximately 94% of our shares outstanding as of March 24, 2012. As a result, Mr. Gutnick has and is expected to continue to have the ability to appoint our Board of Directors and to determine the outcome of all other issues submitted to our stockholders. The interests of Mr. Gutnick may not always coincide with our interests or the interests of other stockholders, and subject to his fiduciary duties as a director, he may act in a manner that advances his best interests and not necessarily those of other stockholders. One consequence to this substantial influence or control is that it may not be possible for investors to remove management of the Company. It could also deter unsolicited takeover, including transactions in which stockholders might otherwise receive a premium for their shares over then current market prices.

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

Future Sales of Common Stock Could Depress The Price Of Our Common Stock

Future sales of substantial amounts of common stock pursuant to Rule 144 under the Securities Act of 1933 or otherwise by certain stockholders could have a material adverse impact on the market price for the common stock at the time. As at March 24, 2012 there were 168,115,350 outstanding shares of common stock which are deemed “restricted securities” as defined by Rule 144 under the Securities Act or control securities. Under certain circumstances, these shares may be sold without registration pursuant to the provisions of Rule 144 following the expiration of one year after the Company ceases to be a shell company. In general, under rule 144, a person (or persons whose shares are aggregated) who has satisfied a six-month holding period and who is not an affiliate of the Company may sell restricted securities without limitation as long as the Company is current in its SEC reports. A person who is an affiliate of the Company may sell within any three-month period a number of restricted securities and/or control securities which does not exceed the greater of one (1%) percent of the shares outstanding or the average weekly trading volume during the four calendar  weeks preceding the notice of sale required by Rule 144. In addition, Rule 144 permits, under certain circumstances, the sale of restricted securities by a non-affiliate without any limitations after a one-year holding period. Any sales of shares by stockholders pursuant to Rule 144 may have a depressive effect on the price of our Common stock.

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

Not applicable.

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

Item 4                Mine Safety Disclosures

Not applicable.

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

The following table sets out the high and low bid information for the common stock as reported by the OTC Bulletin Board for each period/quarter indicated in US$:

Calendar Period	High Bid(1)	Low Bid(1)

2010
First Quarter	0.80	0.80
Second Quarter	0.80	0.80
Third Quarter	0.80	0.80
Fourth Quarter	0.80	0.60

2011
First Quarter	0.70	0.60
Second Quarter	0.70	0.60
Third Quarter	0.60	0.60
Fourth Quarter	0.60	0.60

(1)	The quotations set out herein reflect inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily reflect actual transactions.

As of December 31, 2011 and as at March 24, 2012, there were 175,315,350 shares of common stock issued and outstanding.

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

Shareholders

As of December 31, 2011, the Company had approximately 12 shareholders of record. Within the holders of record of the Company's Common Stock are depositories such as Cede & Co., a nominee for The Depository Trust Company (or DTC), that hold shares of stock for brokerage firms which, in turn, hold shares of stock for one or more beneficial owners. Accordingly, the Company believes there are many more beneficial owners of its Common Stock whose shares are held in "street name", not in the name of the individual shareholder

Transfer Agent

Our United States Transfer Agent and Registrar is Continental Stock Transfer & Trust Company.

Item 6                Selected Financial Data

Our selected financial data presented below for the years ended December 31, 2011 and December 31, 2010 and the balance sheet data at December 31, 2011 and 2010 have been derived from financial statements, which have been audited by PKF O’Connor Davies, A Division of O’Connor Davies, LLP (PKF O’Connor Davies). The selected financial data should be read in conjunction with our financial statements for the years ended December 31, 2011 and 2010, and Notes thereto, which are included elsewhere in this Annual Report.

Statement of Operations Data

	2011		2010

Revenues		$-		$-

Costs and expenses		159,130		895,774

Loss from operations		(159,130)		(895,774)

Foreign currency exchange (loss)		(63,811)		(174,316)

Other income – interest		4		9

(Loss) before income taxes		(222,937)		(1,070,081)

Provision for income taxes		-		-

Net (loss)		(222,937)		(1,070,081)

	$		$
Net (loss) per share per common equivalent share		(0.00)		(0.01)

Weighted average number of common equivalent shares outstanding (000’s)		174,075		172,800

Balance Sheet Data
	$		$
Total assets		12,295		2,591
Total liabilities		(145,705)		(1,532,628)

Stockholders’ (deficit)		(133,410)		(1,530,037)

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

Overview

Electrum International, Inc (“Electrum” or the “Company”), is a Delaware corporation originally incorporated in Florida as We Sell For U Corp. (“We Sell For U”). Electrum was originally established with the intention to develop and provide service offerings to facilitate auctions on eBay for individuals and companies who lack the eBay expertise and/or time to list/sell and ship items they wish to sell. In December 2008, Power Developments Pty Ltd, an Australian corporation (“Power”) acquired a 96% interest in Electrum from Edward T. Farmer and certain other stockholders. Mr. Farmer resigned as Sole Director and Officer of Electrum, Joseph Gutnick was appointed President, Chief Executive Officer and a Director and Peter Lee was appointed Chief Financial Officer and Secretary. In June 2011, Mr Gutnick relinquished his role as Chief Executive Officer and was appointed Executive Chairman. Mr Craig Michael was appointed as Chief Executive Officer.

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

We have incurred net losses since our inception and may continue to incur substantial and increasing losses for the next several years. Since inception we have incurred accumulated (deficit) of $1,791,374 which was funded primarily by advances from affiliates and by the sale of equity securities.

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

As a result of management’s decision to refocus its efforts from energy opportunities to explore opportunities in the resources industry, effective December 31, 2010, the Company ceased reporting as a development stage company.

Results of Operations

Year ended December 31, 2011 versus Year ended December 31, 2010

Total costs and expenses have decreased from $895,774 for the year ended December 31, 2010 to $159,130 for the year ended December 31, 2011.  The decrease was a net result of:

i)
A decrease in legal, accounting and professional costs from $834,466 for the year ended December 31, 2010 to $61,438 for the year ended December 31, 2011. Included within legal, accounting and professional costs for the year ended December 31, 2011 is $9,812 for stock transfer agent fees for management of the share register (2010: $11,578), $3,581 for legal expenses (2010: $7,200), $237 for professional consultant fees (2010: $763,278) and $47,808 for audit and tax fees and professional services in relation to financial statements in the quarterly reports on Form 10-Q and annual reports on Form 10-K (2010: $46,298). The decrease is primarily a result of there being no further contract with Boston Consulting Group (BCG) to assist with the development of the components of the previous business plan.

ii)
A net increase in administrative expenses from $61,308 for the year ended December 31, 2010 to $97,692 for the year ended December 31, 2011.  Included with administrative expenses for the year ended December 31, 2011 is $66,234 for charges by Axis Consultants Pty Ltd for salaries incurred on behalf of the Company which relate to fees paid to the President, Chief Executive Officer, , Secretary and Chief Financial Officer and other staff of AXIS who provide services to the Company (2010: $43,462), $5,583 for information systems costs (2010: $8,274), and $19,254 for lodgement of company filings with the SEC (2010: $6,026).  The increases to administrative expenses are primarily a result of an increase in fees paid to the President, Chief Executive Officer, Secretary and Chief Financial Officer and other staff of AXIS who provide services to Electrum, as a result of the work undertaken on new business opportunities, increases in registration fees with the Australian Securities and Investment Commission, and expenditure relating to the conversion of financial statements to XBRL.

Accordingly, the loss from operations decreased from $895,774 for the year ended December 31, 2010 to $159,130 for the year ended December 31, 2011.

Foreign currency exchange loss decreased from $174,316 for the year ended December 31, 2010 to $63,811 for the year ended December 31, 2011 primarily due to revaluation of amounts payable to affiliates which are denominated in Australian dollars.

The net loss for the year ended December 31, 2011 was $222,937 compared to a net loss for the year ended December 31, 2010 of $1,070,081.

Liquidity and Capital Resources

For the fiscal year 2011, net cash used in operating activities was $164,267 primarily consisting of the net loss of $222,937, offset by a non-cash charge for foreign currency exchange loss of $63,811, an increase in prepayments of $10,174 and increase in accounts payable and accrued expenses of $5,033.  Financing activities in 2011 consisted of an advance of $163,939 from AXIS. All of the Company’s operations since inception have been funded by AXIS.

As of December 31, 2011, the Company has short term obligations of $35,882 comprising accounts payable and accruals, and had long term obligations of $109,823 comprising advances payable to an affiliate. On June 30, 2011, the Company issued 2,515,350 shares of common stock at an issue price of $0.60, being the closing price on the date of issue, to its affiliate, AXIS, in satisfaction of a loan balance of $1,509,210. AXIS also agreed to forgive $110,354 in relation to services previously charged. Forgiveness of a related party liability is viewed as, in essence, a capital transaction. Accordingly, the forgiveness of the liability by AXIS is reported in the 2011 financial statements as an $110,354 increase in additional paid-in capital.

The Company’s ability to continue operations through fiscal 2012 is dependent upon future funding from affiliated entities, capital raisings, or its ability to commence revenue producing operations and positive cash flows.

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

Our budget for general and administration and for professional expenses for fiscal 2012 is A$0.25 million.  Once we have identified a specific exploration or mining project we will also need to prepare a budget for these activities.  We are currently investigating capital raising opportunities which may be in the form of either equity or debt, to provide funding for working capital purposes. There can be no assurance that such a capital raising will be successful, or that even if an offer of financing is received by the Company, it is on terms acceptable to the Company.

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

Under the U.S./Australia tax treaty, a U.S. resident corporation such as us is subject to Australian income tax on net profits attributable to the carrying on of a business in Australia through a “permanent establishment” in Australia. A “permanent establishment” is a fixed place of business through which the business of an enterprise is carried on. The treaty limits the Australian tax on interest and royalties paid by an Australian business to a U.S. resident to 10% of the gross interest or royalty income unless it relates to a permanent establishment. Although we consider that the Company does not have a permanent establishment in Australia, it may be deemed to have such an establishment due to the location of its administrative offices in Melbourne. In addition we may receive interest or dividends from time to time.

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

At December 31, 2011, the Company had no outstanding borrowings under Loan Facilities.

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

(b)            Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d – 15(f) under the Securities Exchange Act of 1934, as amended.  Under the supervision of management and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation of internal control over financial reporting, our management concluded that our internal control over financial reporting was effective as of December 31, 2011.

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

(d)            Change in Internal Control over Financial Reporting.

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation of such internal control that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

(e)            Other.

We believe that a controls system, no matter how well designed and operated, can not provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.  Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Our disclosure controls and procedures are designed to provide such reasonable assurance of achieving our desired control objectives, and our principal executive officer and principal financial officer have concluded, as of December 31, 2011, that our disclosure controls and procedures were effective in achieving that level of reasonable assurance.

Item 9B             Other Information

None.

PART III

Item 10.             Directors and Executive Officers and Corporate Governance

The following table sets forth our directors and officers, their ages and all offices and positions with our company.  Officers and other employees serve at the will of the Board of Directors.

Name	Age	Position(s) Held
Joseph Gutnick	59	Chairman of the Board, President and Director
Craig Michael	34	Chief Executive Officer and Director
Peter Lee	54	Secretary, Chief Financial Officer and Principal Accounting Officer

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

Joseph Gutnick

Mr. Gutnick is a leading mining industry entrepreneur and has been President and a Director since December 2008, and Chief Executive Officer from December 2008 to June 2011 and Executive Chairman since June 2011. He has been a Director of numerous publicly listed companies in Australia and the USA specialising in the mining sector since 1980. He is currently President and CEO of Legend International Holdings Inc. (since 2004), Golden River Resources Corporation (for more than 10 years), and Executive Chairman, President and Director of Aurum, Inc. (since 2009), which are US corporations listed on the OTC market in the USA, President and CEO of Northern Capital Resources Corporation, Great Central Resources Corporation, US corporations, and Executive Chairman and Managing Director of North Australian Diamonds Limited, Top End Uranium Limited and Quantum Resources Limited, all listed on the Australian Securities Exchange. Mr. Gutnick was previously a Director of the World Gold Council. He has previously been a Director of Hawthorn Resources Limited, Astro Diamond Mines NL, Acadian Mining Corporation and Royal Roads Corporation in the last five years. He is a Fellow of the Australasian Institute of Mining & Metallurgy and the Australian Institute of Management and a Member of the Australian Institute of Company Directors.

Mr. Gutnick’s extensive experience in leading teams in building and operating major mining operations in Australia as well as his experience in founding and serving as the chief executive officer and chairman of a number of public companies will provide our Board with valuable executive leadership and management experience.

Craig Michael

Mr. Michael has been a Director since January, 2010 and Chief Executive Officer from June 2011. He has over 10 years experience as a geology professional in the mining and resources industry. He is currently a Director of North Australian Diamonds Limited, Top End Uranium Limited and Quantum Resources Limited, Chief Executive Officer and Director of Aurum, Inc. and Executive General Manager of Legend International Holdings, Inc. (since 2007).  His previous work was with Oxiana Ltd, an international mining company with operations in South East Asia and Australia.  From 2004 to 2007, Mr. Michael was based in Laos in senior management positions as a Supervisor/Trainer, both as a Mine Geologist and Resource Geologist at the Sepon Copper Gold Project, Savannakhet Province, Lao P.D.R. In conjunction with training the national geologic staff in all mining and resource geology functions, Mr. Michael also conducted resource estimates for public reporting and was responsible for the geological interpretation of the Khanong copper-gold deposit, and the surrounding oxide and primary gold deposits. During his four years based in Laos, Mr. Michael became fluent in the Lao language and became well acquainted with the unique Lao culture and people. These skills enabled Mr. Michael to understand how businesses operated in Laos and he subsequently developed strong business relationships and government liaison networks.

Mr. Michael’s qualifications and understanding of the Lao and Asian geology and the under-explored nature of Laos and Asia will provide valuable knowledge to our Board.

Peter Lee

Mr Lee has been Chief Financial Officer and Principal Accounting Officer since December 2008. Mr. Lee is a Member of the Institute of Chartered Accountants in Australia, a Fellow of Chartered Secretaries Australia Ltd., a Member of the Australian Institute of Company Directors and holds a Bachelor of Business (Accounting) from Royal Melbourne Institute of Technology. He has over 30 years commercial experience and is currently CFO and Secretary of Legend International Holdings Inc, (since 2005) Director, CFO and Secretary of Golden River Resources Corporation (for more than 10 years), and Secretary of Aurum, Inc. (since 2009), which are US corporations listed on the OTC market in the USA; CFO and Secretary of Northern Capital Resources Corporation and  Great Central Resources Corporation, US Corporations; and CFO and Secretary of North Australian Diamonds Limited, Top End Uranium Limited and Quantum Resources Limited, all listed on the Australian Securities Exchange and a Director of Acadian Mining Corporation listed on the Toronto Stock Exchange.

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

Board, Audit Committee and Remuneration Committee Meetings

Our Board of Directors consists of two directors, one of which was appointed in May 2010. During fiscal 2011, our Board of Directors met twice. The Board of Directors also use resolutions in writing to deal with certain matters, and during fiscal 2011, one resolution in writing were signed by all Directors.

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

Audit Committee

At December 31, 2011, the Company had not formed an audit committee or adopted an audit committee charter. In lieu of an audit committee, the Company's board of directors assumes the responsibilities that would normally be those of an audit committee. Given the limited scope of the Company’s operations to date, the Board of Directors does not at present have a director that would qualify as an audit committee financial expert under the applicable federal securities law regulations.

Remuneration Committee

At December 31, 2011, the Company had not formed a remuneration committee or adopted a remuneration committee charter. In lieu of an remuneration committee, the Company's board of directors assumes the responsibilities that would normally be those of an remuneration committee.

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
Electrum International, Inc.
PO Box 6315 St Kilda Road Central
Melbourne, Victoria 8008 Australia

Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to Section 16(a) of the Securities Exchange Act of 1934, our Directors, executive officers and beneficial owners of more than 10% of the outstanding Common Stock are required to file reports with the Securities and Exchange Commission concerning their ownership of and transactions in our Common Stock and are also required to provide to us copies of such reports.  Based solely on such reports and related information furnished to us, we believe that in fiscal 2011, all such filing requirements were complied with in a timely manner by all Directors and executive officers and 10% stockholders.

Item 11.             Executive Compensation.

The following table sets forth the annual salary, bonuses and all other compensation awards and pay outs on account of our Chief Executive Officer for services rendered to us during the fiscal year ended December 31, 2011 and 2010. No other executive officer received more than US$100,000 per annum during this period.

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Joseph Gutnick, Chairman of the Board, President and CEO (1)	2011 2010	$415 $4,849	- -	- -	- -	- -	- -	- -	$415 $4,849
Craig Michael, Director and CEO (2)	2011	$18,206	-	-	-	-	-	-	$18,206

Notes:
(1)	Joseph Gutnick resigned as CEO on June 6, 2011.
(2)	Craig Michael was appointed CEO on June 6, 2011.

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

Compensation of Directors

The Company’s directors who are also executive officers of the Company did not receive any separate compensation during fiscal 2011 for serving as directors of the Company.

Item 12.             Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of our common stock by each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, each of our directors and named executive officers, and all of our directors and executive officers as a group as of March 24, 2012.

Title of Class	Name and Address of Beneficial Owner*	Amount and nature of Beneficial Owner		Percentage of class (1)

Shares of common stock	Joseph Gutnick	165,600,000	(2)	94.46
Shares of common stock	Craig Michael	-
Shares of common stock	Peter J. Lee	-
	All officers and Directors as a group	165,600,000		94.46
*	Unless otherwise indicated, the address of each person is c/o Electrum International, Inc., Level 8, 580 St. Kilda Road, Melbourne, Victoria 3004 Australia

Notes:

(1)	Based on 175,315,350 shares outstanding as of March 24, 2012.
(2)	Includes 165,600,000 shares owned by Power Developments Pty Ltd, of which Mr Joseph Gutnick is the sole Director and stockholder.

Item 13.             Certain Relationships and Related Transactions

In January 2009, the Company entered into an agreement with AXIS Consultants Pty Ltd to provide geological, management and administration services to the Company. AXIS is affiliated through common management and is incorporated in Australia. AXIS’ principal business is to provide geological, management and administration services to companies. We are one of ten affiliated companies that AXIS provides services to, namely, Electrum International, Inc., Legend International Holdings, Inc, Quantum Resources Limited, North Australian Diamonds Ltd, Top End Uranium Ltd, Northern Capital Resources Corp, Golden River Resources Corp, Great Central Resources Corp., Aurum, Inc., and Acadian Mining Corporation.

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

The payable to affiliate at December 31, 2011 of $109,823 is due to AXIS. During the year ended December 31, 2011, AXIS provided services in accordance with the services agreement and incurred direct costs on behalf of the Company of $227,608. The Company issued 2,515,350 shares of common stock at an issue price of $0.60, being the closing price on the date of issue, to AXIS in satisfaction of a loan balance of $1,509,210. AXIS also agreed to forgive $110,354 in relation to services previously charged. Forgiveness of a related party liability is viewed as, in essence, a capital transaction. Accordingly, the forgiveness of the liability by AXIS is reported in the 2011 financial statements as a $110,354 increase in additional paid-in capital. The Company intends to repay these amounts with funds raised either via additional debt or equity offerings, but as this may not occur within the next 12 months. AXIS has agreed not to call the advance in 2012 and accordingly, the Company has classified the amounts payable as non-current in the accompanying balance sheets.

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

Item 14.             Principal Accounting Fees and Services

The following table shows the fees incurred for fiscal 2011 and 2010.

	2011	2010

Audit fees	$40,558	$38,798
Audit related fees	-	-
Tax fees	7,250	7,500
Total	$47,808	$46,298

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

The Financial Statements and Notes thereto listed on the Index at page 26 of this Annual Report on Form 10-K are filed as a part of this Annual Report.

(b)	Exhibits

The Exhibits to this Annual Report on Form 10-K are listed in the Exhibit Index at page 25 of this Annual Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorised.

ELECTRUM INTERNATIONAL, INC.

(Registrant)

	By:	/s/ Peter J Lee
Peter J Lee
Secretary and
Chief Financial Officer
(Principal Financial Officer)

Dated: March 28, 2012

FORM 10-K Signature Page

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

Signature		Title	Date

1.	/s/ Joseph Gutnick	Chairman of the Board,
	Joseph Gutnick	President, and Director	March 28, 2012

2.	/s/ Craig Michael	Director and
	Craig Michael	Chief Executive Officer
		(Principal Executive Officer)	March 28, 2012

3.	/s/ Peter Lee	Secretary and
	Peter Lee	Chief Financial Officer
		(Principal Financial Officer)	March 28, 2012

EXHIBIT INDEX

Incorporated by Reference to:		Exhibit No	Exhibit

(1)	Exhibit 99.1 Annex B	3.1	Certificate of Incorporation of Electrum International, Inc.
(1)	Exhibit 99.1 Annex C	3.2	Bylaws of Electrum International, Inc.
(1)	Exhibit 99.1 Annex A	3.3	Agreement and Plan of Merger between We Sell For U Corp and Electrum International Inc.
(2)	Exhibit 99.1 Annex A	3.4	Amendment to Certificate of Incorporation
(2)	Exhibit 4.1	4.1	Specimen Stock Certificate of Electrum International, Inc.
(3)	Exhibit 99.1 Annex A	10.1	Service Agreement dated January 30, 2009, by and between the Registrant and AXIS Consultants Pty Ltd
(3)	Exhibit 99.1 Annex A	10.2	Agreement with IFFCO
(4)	Exhibit 99.1	16.1	Letter from former independent accountant
	*	31.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Joseph Issac Gutnick
	*	31.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Peter James Lee.
	*	32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Joseph Issac Gutnick.
	*	32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Peter James Lee

	*Filed herewith

(1)	Incorporated by reference to the Company’s Form 8-K filed on July 16, 2009.
(2)	Incorporated by reference to the Company’s Form 10-K filed on March 30, 2011.
(3)	Incorporated by reference to the Company’s Form 10-K filed on March 26, 2010.
(4)	Incorporated by reference to the Company’s Form 8-K filed on January 29, 2009.

Financial Statements as of December 31, 2011 and 2010 and for the year ended December 31, 2011 and 2010.

Electrum International, Inc.
Audited Financial Statements for the Company for the years ended December 31, 2011 and 2010.

ELECTRUM INTERNATIONAL, INC.

Financial Statements

December 31, 2011 and 2010

(with Report of Independent Registered Public Accounting Firm)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Electrum International, Inc.

We have audited the accompanying balance sheets of Electrum International Inc. as of December 31, 2011 and 2010, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years ended December 31, 2011 and 2010. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Electrum International, Inc. at December 31, 2011 and 2010 and the results of its operations and its cash flows for each of the years ended December 31, 2011 and 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As described in Note 1, at December 31, 2011 the Company has not yet commenced revenue producing operations, has incurred net losses from inception, and has an accumulated (deficit) of $1,791,374. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.  Management’s plans in regard to these matters are also discussed in note 1.

/s/ PKF O'Connor Davies
A Division of O'Connor Davies, LLP

New York, NY
March 27, 2012

ELECTRUM INTERNATIONAL, INC.
Balance Sheet
December 31, 2011 and 2010

	US$ 2011	US$ 2010

ASSETS

Current Assets:
Cash	940	1,410
Prepayments	11,355	1,181
Total Current Assets	12,295	2,591

Total Assets	12,295	2,591

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

Current Liabilities:
Accounts payable and accrued expenses	35,882	30,849
Total Current Liabilities	35,882	30,849

Non Current Liabilities:
Advances from affiliate (Note 4)	109,823	1,501,779
Total Non Current Liabilities	109,823	1,501,779

Total Liabilities	145,705	1,532,628

Stockholders’ (deficit):
Common stock: $.0001 par value 500,000,000 shares authorised, and 175,315,350 and 172,800,000 shares issued and outstanding	17,532	17,280
Additional paid-in-capital	1,640,432	21,120
Accumulated (deficit) during development stage	(1,568,437)	(1,568,437)
Accumulated (deficit) subsequent to development stage	(222,937)	-
Total Stockholders’ (deficit)	(133,410)	(1,530,037)

Total Liabilities and Stockholders’ (deficit)	12,295	2,591

See Notes to Financial Statements

ELECTRUM INTERNATIONAL, INC.
Statements of Operations

	Year Ended December 31,	Year Ended December 31,
	2011	2010

Revenues	US$-	US$-

Cost and expenses
Legal, accounting and professional	61,438	834,466
Administration expense	97,692	61,308
	159,130	895,774
(Loss) from operations	(159,130)	(895,774)
Foreign currency exchange (loss)	(63,811)	(174,316)
Interest - other	4	9
(Loss) before income tax	(222,937)	(1,070,081)
Provision for income tax	-	-

Net (Loss)	(222,937)	(1,070,081)

Basic net (loss) per common equivalent shares	(0.00)	(0.01)

Weighted number of common equivalent shares (000’s)	174,075	172,800

See notes to financial statements

ELECTRUM INTERNATIONAL, INC.
Statements of Stockholders’ Equity (Deficit)

	Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated (Deficit) During Development Stage	Accumulated (Deficit) Subsequent to Development Stage	Total
		US$	US$	US$	US$	US$

Balance December 31, 2009	172,800,000	17,280	21,120	(498,356)	-	(459,956)

Net (loss)	-	-	-	(1,070,081)	-	(1,070,081)

Balance December 31, 2010	172,800,000	17,280	21,120	(1,568,437)	-	(1,530,037)

Issuance of shares	2,515,350	252	1,508,958	-	-	1,509,210

Forgiveness of advances from affiliate	-	-	110,354	-	-	110,354

Net (loss)	-	-	-	-	(222,937)	(222,937)

Balance December 31, 2011	175,315,350	17,532	1,640,432	(1,568,437)	(222,937)	(133,410)

See notes to financial statements

ELECTRUM INTERNATIONAL, INC.
Statements of Cash Flows

	Year Ended December 31, 2011	Year Ended December 31, 2010
	US$	US$

CASH FLOWS FROM OPERATING ACTIVITIES

Net (Loss)	$(222,937)	$(1,070,081)

Adjustments to reconcile net (loss) to net cash (used)
in operating activities
Foreign currency exchange loss	63,811	174,316
Net change in prepayments	(10,174)	(1,181)
Net change in accounts payable and accrued expenses	5,033	(97,994)
Net Cash (used) in Operating Activities	(164,267)	(994,940)

CASH FLOWS FROM FINANCING ACTIVITIES

Advances from – affiliate	163,939	997,365
Net Cash provided by Financing Activities	163,939	997,365

Effects of Exchange rate on cash	(142)	(1,391)

Net (decrease)/increase in Cash	(470)	1,034

Cash at Beginning of Period	1,410	376
Cash at End of Period	940	1,410

Supplemental Disclosures

NON CASH FINANCING ACTIVITY
Satisfaction of debt to affiliate through issuance of shares	1,509,210	-
Forgiveness of debt to affiliate	110,354	-

See notes to financial statements

ELECTRUM INTERNATIONAL, INC.
Notes to Financial Statements
December 31, 2011 and 2010

(1)	ORGANIZATION AND BUSINESS

Electrum International, Inc. ("Electrum” or the “Company"), formerly ProIndia International, Inc. is a Delaware corporation originally incorporated in Florida as We Sell for U Corp. (“We Sell for U”). The principal stockholder of Electrum is Power Developments Pty Ltd., an Australian corporation (“Power”), an entity majority owned by the Company’s president, which owned 94.46% of Electrum as of December 31, 2011.

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

As a result of management’s decision to refocus its efforts from energy opportunities to explore opportunities in the resources industry, effective as of January 1, 2011, we are no longer reporting as a development stage company.

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

Under the U.S./Australia tax treaty, a U.S. resident corporation such as us is subject to Australian income tax on net profits attributable to the carrying on of a business in Australia through a “permanent establishment” in Australia. A “permanent establishment” is a fixed place of business through which the business of an enterprise is carried on. The treaty limits the Australian tax on interest and royalties paid by an Australian business to a U.S. resident to 10% of the gross interest or royalty income unless it relates to a permanent establishment. Although we consider that the Company does not have a permanent establishment in Australia, it may be deemed to have such an establishment due to the location of its administrative offices in Melbourne. In addition we may receive interest or dividends from time to time.

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

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-06, Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value Measurements. This ASU requires new disclosures and clarifies certain existing disclosure requirements about fair value measurements. ASU 2010-06 requires a reporting entity to disclose significant transfers in and out of Level 1 and Level 2 fair value measurements, to describe the reasons for the transfers and to present separately information about purchases, sales, issuances and settlements for fair value measurements using significant unobservable inputs. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements, which is effective for interim and annual reporting periods beginning after June 15, 2010; early adoption is permitted. The adoption of ASU 2010-06 did not have a material impact on our financial position, results of operations or cash flows.

In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRSs”)”. The amendments in this Update generally represent clarifications of Topic 820, but also include some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This Update results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and IFRSs. The amendments in this Update are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted. The Company does not expect this guidance to have a significant impact on our financial position, results of operations or cash flows.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income. This ASU is intended to increase the prominence of other comprehensive income in financial statements by presenting the components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of stockholders’ equity. This new guidance is effective for fiscal years and interim periods beginning after December 15, 2011. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance; therefore, adoption of the new guidance will not have any impact on the Company’s financial position, results of operations or cash flows.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force) and the United States Securities and Exchange Commission did not or are not believed to have a material impact on the Company’s present or future consolidated financial statements.

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

The payable to affiliate at December 31, 2011 of $109,823 (2010: $1,501,779) is due to AXIS. During the year ended December 31, 2011, AXIS provided services in accordance with the services agreement and incurred direct costs on behalf of the Company of $227,608 (2010: $1,170,290). The Company also issued 2,515,350 shares of common stock at an issue price of $0.60, being the closing price on the date of issue, to AXIS in satisfaction of a loan balance of $1,509,210. AXIS also agreed to forgive $110,354 in relation to services previously charged. Forgiveness of a related party liability is viewed as, in essence, a capital transaction. Accordingly, the forgiveness of the liability by AXIS is reported in the 2011 financial statements as a $110,354 increase in additional paid-in capital. The Company intends to repay these amounts with funds raised either via additional debt or equity offerings, but as this may not occur within the next 12 months. AXIS has agreed not to call the advance in 2012 and accordingly, the Company has classified the amounts payable as non-current in the accompanying balance sheets.

(5)	INCOME TAXES

Electrum files its income tax returns on an accrual basis.

The Company files tax returns in the United States. Electrum has carry-forward losses of approximately $1,527,000 as of December 31, 2011 which expire in years 2028 through 2031. Due to the uncertainty of the availability and future utilization of those operating loss carry-forwards, management has provided a full valuation against the related tax benefit.

The Company’s tax returns for all years since December 31, 2008 remain open to examination by the respective tax authorities. There are currently no tax examinations in progress.

(6)	STOCKHOLDERS EQUITY

In November 2007, 72,000,000 shares of common stock were issued to the Company’s founder raising $6,000.

In September 2008, the Company raised $24,000 in a registered public offering of 14,400,000 shares of common stock share pursuant to a prospectus dated March 7, 2008.

On January 29, 2009, the Company’s Board of Directors declared a 6-for-1 stock split in the form of a stock dividend that was payable in February, 2009 to stockholders of record as of February 14, 2009. The Company has accounted for this bonus issue as a stock split and accordingly, all share and per share data has been retroactively restated.

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