Form 10-Q
period 2012-03-31
ProIndia International, Inc.
filed 2012-05-15
CIK 1423417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10- Q

(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2012
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

(Check one): Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b2 of the Exchange Act).   ☐  Yes  ☒  No

There were 175,315,350 shares of common stock outstanding on May 11, 2012. ☐

SIGNATURES		13

EXHIBIT INDEX		14

Exh. 31.1	Certification	15
Exh. 31.2	Certification	16
Exh. 32.1	Certification	17
Exh. 32.2	Certification	18

PART I – FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

Introduction to Interim Financial Statements.

The interim financial statements included herein have been prepared by Electrum International, Inc. (“Electrum” or the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (The “Commission”). Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary to present fairly the financial position of the Company as of March 31, 2012, the results of its operations for the three month periods ended March 31, 2012 and 2011 and the changes in its cash flows for the three month periods ended March 31, 2012 and 2011, have been included.  The results of operations for the interim periods are not necessarily indicative of the results for the full year.

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

ELECTRUM INTERNATIONAL, INC.
Balance Sheet

	March 31, 2012 (Unaudited)	December 31, 2011
	$	$

ASSETS

Current Assets:
Cash	576	940
Prepayments	5,093	11,355
Total Current Assets	5,669	12,295

Total Assets	5,669	12,295

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

Current Liabilities:
Accounts payable and accrued expenses	36,516	35,882
Total Current Liabilities	36,516	35,882

Non Current Liabilities:
Advances from affiliate	137,093	109,823
Total Non Current Liabilities	137,093	109,823

Total Liabilities	173,609	145,705

Stockholders’ (deficit):
Common stock: $.0001 par value 500,000,000 shares authorised, and 175,315,350 shares issued and outstanding	17,532	17,532
Additional paid-in capital	1,640,432	1,640,432
Accumulated (deficit) during development stage	(1,568,437)	(1,568,437)
Accumulated (deficit) subsequent to development stage	(257,467)	(222,937)
Total Stockholders’ (deficit)	(167,940)	(133,410)

Total Liabilities and Stockholders’ (deficit)	5,669	12,295

See notes to financial statements

ELECTRUM INTERNATIONAL, INC.
Statements of Operations
(Unaudited)

	For the three months ended March 31
	2012	2011

Revenues	$-	$-

Cost and expenses
Legal, accounting and professional	9,378	11,283
Administration expense	23,376	14,959
	32,754	26,242

(Loss) from operations	(32,754)	(26,242)
Foreign currency exchange (loss)	(1,776)	(22,367)
(Loss) before income tax	(34,530)	(48,609)
Provision for income tax	-	-

Net (loss)	(34,530)	(48,609)

Basic net (loss) per Common Equivalent Shares	(0.00)	(0.00)

Weighted number of common equivalent shares (000’s)	175,315	172,800

See notes to financial statements

ELECTRUM INTERNATIONAL, INC.
Statements of Stockholders’ (Deficit)
for the period ended March 31, 2012
(Unaudited)

	Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated (Deficit) During Development Stage	Accumulated (Deficit) Subsequent to Development Stage	Total
		$	$	$	$	$

Balance, December 31, 2011	175,315,350	17,532	1,640,432	(1,568,437)	(222,937)	(133,410)

Net (loss)	-	-	-	-	(34,530)	(34,530)

Balance, March 31, 2012	175,315,350	17,532	1,640,432	(1,568,437)	(257,467)	(167,940)

See notes to financial statements

ELECTRUM INTERNATIONAL, INC.
Statements of Cash Flows
(Unaudited)

	For the three months ended March 31
	2012 $	2011 $

CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss)	(34,530)	(48,609)

Adjustments to reconcile net (loss) to net cash used in operating activities
Foreign currency exchange loss	1,776	22,367
Net change in prepayments	6,262	(3,562)
Net change in accounts payable and accrued expenses	634	10,911

Net Cash used in Operating Activities	(25,858)	(18,893)

CASH FLOWS FROM FINANCING ACTIVITIES

Advances from affiliate	25,588	17,784

Net Cash provided by Financing Activities	25,588	17,784

Effects of Exchange rate on cash	(94)	8

Net (decrease) in Cash	(364)	(1,101)

Cash at Beginning of Period	940	1,410

Cash at End of Period	576	309

See notes to financial statements

ELECTRUM INTERNATIONAL, INC.
Notes to Financial Statements
March 31, 2012

(1)	ORGANIZATION AND BUSINESS

Electrum International, Inc. ("Electrum” or the “Company"), is a Delaware corporation originally incorporated in Florida as We Sell for U Corp. (“We Sell for U”). The principal stockholder of Electrum is Power Developments Pty Ltd., an Australian corporation (“Power”), an entity majority owned by the Company’s President, which owned 94.46% of Electrum as of March 31, 2012.

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

In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in US GAAP and International Financial Reporting Standards (“IFRSs”)”. The amendments in this Update generally represent clarifications of Topic 820, but also include some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This Update results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with US GAAP and IFRSs. The amendments in this Update are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. This guidance did not have a significant impact on our consolidated financial position, results of operations or cash flows.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income. This ASU is intended to increase the prominence of other comprehensive income in financial statements by presenting the components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of stockholders’ equity. This new guidance is effective for fiscal years and interim periods beginning after December 15, 2011. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance; therefore, adoption of the new guidance in the first quarter of fiscal 2012 did not have any impact on the Company’s consolidated financial position, results of operations or cash flows.

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

The payable to affiliate at March 31, 2012 of $137,093 is due to AXIS. During the three months ended March 31, 2012, AXIS provided services in accordance with the services agreement, incurred direct costs on behalf of the Company and advanced funds of $27,270. The Company intends to repay the advances from affiliate with funds raised either via additional debt or equity offerings, but as this may not occur within the next 12 months AXIS has agreed not to call the advance within the next twelve months and accordingly the Company has classified the amounts payable as non-current in the accompanying balance sheet.

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

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General

 The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Financial Statements and accompanying notes and the other financial information appearing elsewhere in this report. This report contains numerous forward-looking statements relating to our business. Such forward-looking statements are identified by the use of words such as believes, intends, expects, hopes, may, should, plan, projected, contemplates, anticipates or similar words. Actual operating schedules, results of operations, ore grades and mineral deposit estimates and other projections and estimates could differ materially from those projected in the forward-looking statements. The functional and reporting currency of the Company is the United States Dollar.  These interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

We have incurred net losses since our inception and may continue to incur substantial and increasing losses for the next several years. Since inception we have incurred accumulated losses of $1,825,904 which was funded primarily by the sale of equity securities and loans from affiliates.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2012 vs. Three Months Ended March 31, 2011.

Costs and expenses increased from $26,242 in the three months ended March 31, 2011 to $32,754 in the three months ended March 31, 2012.

The increase in costs and expenses is a net result of:

a)
a decrease in legal, accounting and professional expense from $11,283 for the three months ended March 31, 2011 to $9,378 for the three months ended March 31, 2012, primarily as a result of the timing of legal expenses.

b)
an increase in administrative expense from $14,959 in the three months ended March 31, 2011 to $23,376 in the three months ended March 31, 2012, primarily as a result of an increase in the cost of services provided by AXIS in accordance with the service agreement and expenditure relating to the conversion of financial statements to XBRL.

As a result of the foregoing, the loss from operations increased from $26,242 for the three months ended March 31, 2011 to a loss from operations of $32,754 for the three months ended March 31, 2012.

A foreign currency exchange loss of $22,367 for the three months ended March 31, 2011 compared to a foreign currency exchange loss of $1,776 for the three months ended March 31, 2012 was recorded as a result of the movement in the Australian dollar versus the US dollar, and the impact of the subsequent revaluation of amounts payable to affiliates.

The net loss was $34,530 for the three months ended March 31, 2012 compared to a net loss of $48,609 for the three months ended March 31, 2011.

Liquidity and Capital Resources

For the three months ended March 31, 2012, net cash used in operating activities was $25,858 consisting of the net loss of $34,530 offset by a non-cash charge for foreign currency exchange loss of $1,776, an increase in accounts payable and accrued expenses of $634 and a decrease in prepayments of $6,262. For the three months ended March 31, 2012, net cash provided by financing activities was $25,588 consisting of an increase in payable to affiliate.

As of March 31, 2012, the Company had short-term obligations of $36,516 comprising accounts payable and accrued expenses and had long-term obligations of $137,093 comprising advances payable to an affiliate.

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

Forward-looking statements are subject to both known and unknown risks and uncertainties and can be affected by inaccurate assumptions we might make.  Risks, uncertainties and inaccurate assumptions could cause actual results to differ materially from historical results or those currently anticipated. Consequently, no forward-looking statement can be guaranteed.  The potential risks and uncertainties that could affect forward looking statements include, but are not limited to:

●	The risk factors set forth in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011,

●	The risks and hazards inherent in the mineral exploration business (including environmental hazards, industrial accidents, weather or geologically related conditions),

●	The uncertainties inherent in our exploratory activities, including risks relating to permitting and regulatory delays,

●	Movements in foreign exchange rates,

●	Performance of information systems,

●	Ability of the Company to hire, train and retain qualified employees,

In addition, other risks, uncertainties, assumptions, and factors that could affect the Company's results and prospects are described in this Quarterly Report on Form 10-Q and in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, including under the heading “Risk Factors” and elsewhere herein and therein and may further be described in the Company's prior and future filings with the Securities and Exchange Commission and other written and oral statements made or released by the Company.

We caution you not to place undue reliance on any forward-looking statements, which speak only as of the date of this document.  The information contained in this report is current only as of its date, and we assume no obligation to update any forward-looking statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

At March 31, 2012, the Company had no outstanding loan facilities.

The Company reports in US$ and holds cash in Australian dollars. At March 31, 2012, this amounted to A$534. A change in the exchange rate between the A$ and the US$ will have an effect on the amounts reported in the Company’s financial statements, and create a foreign exchange gain or loss. A movement of 1% in the A$ versus the US$ exchange rate will have a US$6 effect on the balance sheet and statement of operations.

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

(b)	Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the first quarter of 2012 that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

(c)	Other

We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.  Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Our disclosure controls and procedures are designed to provide such reasonable assurance of achieving our desired control objectives, and our principal executive officer and principal financial officer have concluded, as of March 31, 2012, that our disclosure controls and procedures were effective in achieving that level of reasonable assurance.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

Not Applicable

Item 1A.	Risk Factors.

Not Applicable

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable

Item 3.	Defaults Upon Senior Securities.

Not Applicable

Item 4.	Mining Safety Disclosures.

Not Applicable

Item 5.	Other Information.

Not Applicable

Item 6.	Exhibits.

(a)	Exhibit No.	Description

	31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Joseph Isaac Gutnick
	31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Peter James Lee
	32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley act of 2002 by Joseph Isaac Gutnick
	32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley act of 2002 by Peter James Lee
101
The following materials from the Electrum International, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 formatted in Extensible Business Reporting Language (XBRL):  (i) the Statements of Operations, (ii) the Balance Sheets, (iii) the Statements of Cash Flows, (iv) Statement of Stockholders’ (Deficit) and (v) related notes.

		#101.INS	XBRL Instance Document.

		#101.SCH	XBRL Taxonomy Extension Schema Document.

		#101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

		#101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

		#101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

		#101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
_____________

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

Peter Lee
Secretary and
Chief Financial Officer
(Principal Financial Officer)

Date: May 15, 2012

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Joseph Isaac Gutnick
31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Peter James Lee
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley act of 2002 by Joseph Isaac Gutnick
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley act of 2002 by Peter James Lee

101
The following materials from the Electrum International, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 formatted in Extensible Business Reporting Language (XBRL):  (i) the Statements of Operations, (ii) the Balance Sheets, (iii) the Statements of Cash Flows, (iv) Statement of Stockholders’ (Deficit) and (v) related notes.

	#101.INS	XBRL Instance Document.
	#101.SCH	XBRL Taxonomy Extension Schema Document.
	#101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
	#101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
	#101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
	#101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
_____________

# Filed herewith.  In accordance with Rule 406T of Regulation S-T, these interactive data files are deemed “not filed” for purposes of section 18 of the Exchange Act, and otherwise are not subject to liability under that section.