Form 10-Q
period 2012-06-30
ProIndia International, Inc.
filed 2012-08-10
CIK 1423417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10- Q

(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2012
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

There were 175,315,350 shares of common stock outstanding on August 10, 2012.

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

In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary to present fairly the financial position of the Company as of June 30, 2012, the results of its operations for the three and six month periods ended June 30, 2012 and 2011 and the changes in its cash flows for the six month periods ended June 30, 2012 and 2011, have been included.  The results of operations for the interim periods are not necessarily indicative of the results for the full year.

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

ELECTRUM INTERNATIONAL, INC.
Balance Sheet

	June 30, 2012 (Unaudited)	December 31, 2011

	$	$

ASSETS

Current Assets:
Cash	1,681	940
Prepayments	21,736	11,355
Total Current Assets	23,417	12,295

Total Assets	23,417	12,295

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

Current Liabilities:
Accounts payable and accrued expenses	66,962	35,882
Total Current Liabilities	66,962	35,882

Non Current Liabilities:
Advances from affiliate	156,837	109,823
Total Non Current Liabilities	156,837	109,823

Total Liabilities	223,799	145,705

Stockholders’ (deficit):
Common stock: $.0001 par value 500,000,000 shares authorised, and 175,315,350 shares issued and outstanding	17,532	17,532
Additional paid-in capital	1,640,432	1,640,432
Accumulated (deficit) during development stage	(1,568,437)	(1,568,437)
Accumulated (deficit) subsequent to development stage	(289,909)	(222,937)
Total Stockholders’ (deficit)	(200,382)	(133,410)

Total Liabilities and Stockholders’ (deficit)	23,417	12,295

See notes to financial statements

ELECTRUM INTERNATIONAL, INC..
Statements of Operations
(Unaudited)

	For the three months ended June 30		For the six months ended June 30
	2012	2011	2012	2011

Revenues	$-	$-	$-	$-

Cost and expenses
Legal, accounting and professional	7,092	10,159	16,470	21,442
Administration expense	28,063	14,504	51,439	29,463
	35,155	24,663	67,909	50,905

(Loss) from operations	(35,155)	(24,663)	(67,909)	(50,905)
Foreign currency exchange gain/(loss)	2,713	(44,182)	937	(66,549)
Other Income - Interest	-	4	-	4
(Loss) before income tax	(32,442)	(68,841)	(66,972)	(117,450)
Provision for income tax	-	-	-	-

Net (loss)	(32,442)	(68,841)	(66,972)	(117,450)

Basic net (loss) per Common Equivalent Shares	(0.00)	(0.00)	(0.00)	(0.00)

Weighted number of common equivalent shares (000’s)	175,315	172,828	175,315	172,813

See notes to financial statements

ELECTRUM INTERNATIONAL, INC.
Statements of Stockholders’ (Deficit)
for the period ended June 30, 2012
(Unaudited)

	Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated (Deficit) During Development Stage	Accumulated (Deficit) Subsequent to Development Stage	Total
		$	$	$	$	$

Balance, December 31, 2011	175,315,350	17,532	1,640,432	(1,568,437)	(222,937)	(133,410)

Net (loss)	-	-	-	-	(66,972)	(66,972)

Balance, June 30, 2012	175,315,350	17,532	1,640,432	(1,568,437)	(289,909)	(200,382)

See notes to financial statements

ELECTRUM INTERNATIONAL, INC.
Statements of Cash Flows
(Unaudited)

	For the six months ended June 30
	2012 $	2011 $

CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss)	(66,972)	(117,450)

Adjustments to reconcile net (loss) to net cash (used) in operating activities
Foreign currency exchange (gain)/loss	(937)	66,549
Net change in prepayments	(10,381)	(10,096)
Net change in accounts payable and accrued expenses	31,080	(14,752)

Net Cash (used) in Operating Activities	(47,210)	(75,749)

CASH FLOWS FROM FINANCING ACTIVITIES

Advances from affiliate	47,881	76,485

Net Cash provided by Financing Activities	47,881	76,485

Effects of Exchange rate on cash	70	(96)

Net increase in Cash	741	640

Cash at Beginning of Period	940	1,410

Cash at End of Period	1,681	2,050

Supplemental Disclosures

NON CASH FINANCING ACTIVITY
Satisfaction of debt to affiliate through issuance of shares	-	1,509,210
Forgiveness of debt to affiliate	-	110,354

See notes to financial statements

ELECTRUM INTERNATIONAL, INC.
Notes to Financial Statements
June 30, 2012

(1)	ORGANIZATION AND BUSINESS

Electrum International, Inc. ("Electrum” or the “Company"), is a Delaware corporation originally incorporated in Florida as We Sell for U Corp. (“We Sell for U”). The principal stockholder of Electrum is Power Developments Pty Ltd., an Australian corporation (“Power”), an entity majority owned by the Company’s President, which owned 94.46% of Electrum as of June 30, 2012.

Commencing in fiscal 2009, Electrum decided to focus its business on energy opportunities.  In March 2009, the Company announced the execution of an Agreement with Indian Farmers Fertilizer Cooperative (“IFFCO”) to explore the commercial viability of generating and/or distributing alternate energy or any other viable products to the rural Indian market.  Electrum pursued this strategy until late 2010 when it decided that given the complexity of such opportunities and access to the necessary knowledge, personnel and finance required to pursue the opportunities, it would not continue with this strategy.

As a result of management’s decision to refocus its efforts from energy opportunities to explore opportunities in the resources industry, effective December 31, 2010 we are no longer reporting as a development stage company.

In May 2012, the Company decided to change its business plan to focus on gems.

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

During 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in US GAAP and International Accounting Reporting Standards (“IFRS”) and ASU 2011-05, Presentation of Comprehensive Income. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

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

The payable to affiliate at June 30, 2012 of $156,837 is due to AXIS. During the six months ended June 30, 2012, AXIS provided services in accordance with the services agreement, incurred direct costs on behalf of the Company and advanced funds of $47,014. The Company intends to repay the advances from affiliate with funds raised either via additional debt or equity offerings, but as this may not occur within the next 12 months AXIS has agreed not to call the advance within the next twelve months and accordingly the Company has classified the amounts payable as non-current in the accompanying balance sheet.

(4)	INCOME TAXES

Electrum files its income tax returns on an accrual basis.

The Company files tax returns in the United States. Electrum has carry-forward losses of approximately $1,527,000 as of December 31, 2011 which expire in years 2028 through 2031. Due to the uncertainty of the availability and future utilization of those operating loss carry-forwards, management has provided a full valuation against the related deferred tax benefit.

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

(6)	SUBSEQUENT EVENTS

The Company has evaluated significant events subsequent to the balance sheet date and has determined that there were no subsequent events or transactions except which would require recognition or disclosure in the financial statements.

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

We have incurred net losses since our inception and may continue to incur substantial and increasing losses for the next several years. Since inception we have incurred accumulated losses of $1,858,346 which was funded primarily by the sale of equity securities and loans from affiliates.

Description of Current Business Plans and Activities

The following is a description of the Company’s recent, past and current business plans and activities.

In March 2009, the Company announced the execution of an Agreement with IFFCO to explore the commercial viability of generating and/or distributing alternate energy or any other viable products to the rural Indian market. Electrum pursued this strategy.

Until late 2010 when it was decided that given the complexity of such opportunities and access to the necessary knowledge, personnel and finance required to pursue the opportunities, it would not pursue this strategy.

As a result of management’s decision to refocus its efforts from energy opportunities to explore opportunities in the resources industry, effective December 31, 2010, the Company ceased reporting as a development stage company.

In May 2012, the Company decided to change its business plan to focus on gems.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2012 vs. Three Months Ended June 30, 2011.

Costs and expenses increased from $24,663 in the three months ended June 30, 2011 to $35,155 in the three months ended June 30, 2012.

The increase in costs and expenses is a net result of:

a)
a decrease in legal, accounting and professional expense from $10,159 for the three months ended June 30, 2011 to $7,092 for the three months ended June 30, 2012. Included within legal, accounting and professional expense for the three months ended June 30, 2012 is $5,166 (2011: $8,207) for costs associated with the Company’s SEC compliance obligations and $1,926 (2011: $1,952) which relates to stock agent transfer fees.

b)
an increase in administrative expense from $14,504 in the three months ended June 30, 2011 to $28,063 in the three months ended June 30, 2012, primarily as a result of increased costs related to researching business opportunities within the quarter.

As a result of the foregoing, the loss from operations increased from $24,663 for the three months ended June 30, 2011 to a loss from operations of $35,155 for the three months ended June 30, 2012.

A foreign currency exchange loss of $44,182 for the three months ended June 30, 2011 compared to a foreign currency exchange gain of $2,713 for the three months ended June 30, 2012 was recorded as a result of the movement in the Australian dollar versus the US dollar, and the impact of the subsequent revaluation of amounts payable to affiliates.

The net loss was $32,442 for the three months ended June 30, 2012 compared to a net loss of $68,841 for the three months ended June 30, 2011.

Six Months Ended June 30, 2012 vs. Six Months Ended June 30, 2011.

Costs and expenses increased from $50,905 in the six months ended June 30, 2011 to $67,909 in the six months ended June 30, 2012.

The increase in costs and expenses is a net result of:

a)
an decrease in legal, accounting and professional expense from $21,442 for the six months ended June 30, 2011 to $16,470 for the six months ended June 30, 2012. Included within legal, accounting and professional expense for the six months ended June 30, 2012 is $12,367 (2011: $17,464) for costs associated with the Company’s SEC compliance obligations and $4,103 (2011: $3,978) which relates to stock agent transfer fees.

b)
an increase in administrative expense from $29,463 in the six months ended June 30, 2011 to $51,439 in the six months ended June 30, 2012, primarily as a result of increased costs related to researching business opportunities within the six months ended June 30, 2012 including increases in the cost of services provided by AXIS in accordance with the service agreement, expenditure on accounting research software and website maintenance; the cost of insurance; Australian Securities and Investment Commission.

As a result of the foregoing, the loss from operations increased from $50,905 for the six months ended June 30, 2011 to a loss from operations of $67,909 for the six months ended June 30, 2012.

A foreign currency exchange loss of $66,549 for the six months ended June 30, 2011 compared to a foreign currency exchange gain of $937 for the six months ended June 30, 2012 was recorded as a result of the movement in the Australian dollar versus the US dollar, and the impact of the subsequent revaluation of amounts payable to affiliates.

The net loss was $66,972 for the six months ended June 30, 2012 compared to a net loss of $117,450 for the six months ended June 30, 2011.

Liquidity and Capital Resources

For the six months ended June 30, 2012, net cash used in operating activities was $47,210 consisting of the net loss of $66,972 offset by a non-cash charge for foreign currency exchange gain of $937, an increase in accounts payable and accrued expenses of $31,080 and an increase in prepayments of $10,381. For the six months ended June 30, 2012, net cash provided by financing activities was $47,881 consisting of an increase in payable to affiliate.

As of June 30, 2012, the Company had short-term obligations of $66,962 comprising accounts payable and accrued expenses and had long-term obligations of $156,837 comprising advances payable to an affiliate.

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

At June 30, 2012, the Company had no outstanding loan facilities.

The Company reports in US$ and holds cash in Australian dollars. At June 30, 2012, this amounted to A$1,669. A change in the exchange rate between the A$ and the US$ will have an effect on the amounts reported in the Company’s financial statements, and create a foreign exchange gain or loss. A movement of 1% in the A$ versus the US$ exchange rate will have a US$17 effect on the balance sheet and statement of operations.

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

(b)	Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the second quarter of 2012 that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

(c)	Other

We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.  Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Our disclosure controls and procedures are designed to provide such reasonable assurance of achieving our desired control objectives, and our principal executive officer and principal financial officer have concluded, as of June 30, 2012, that our disclosure controls and procedures were effective in achieving that level of reasonable assurance.

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
101
The following materials from the Electrum International, Inc. Quarterly Report on Form 10-Q for the six months ended June 30, 2012 formatted in Extensible Business Reporting Language (XBRL):  (i) the Statements of Operations, (ii) the Balance Sheets, (iii) the Statements of Cash Flows, (iv) Statement of Stockholders’ (Deficit) and (v) related notes.

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

Date:  August 9, 2012

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

101
The following materials from the Electrum International, Inc. Quarterly Report on Form 10-Q for the six months ended June 30, 2012 formatted in Extensible Business Reporting Language (XBRL):  (i) the Statements of Operations, (ii) the Balance Sheets, (iii) the Statement of Stockholders’ (deficit), (iv) the Statements of Cash Flows and (v) related notes.

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