Form 10-Q
period 2012-09-30
CONSOLIDATED GEMS, INC.
filed 2012-11-14
CIK 1423417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10- Q

(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2012

or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________________ to ________________

Commission File Number: 000-53735

CONSOLIDATED GEMS, INC.
(Exact name of registrant as specified in its charter)

Delaware	26-0267587
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation)	Identification No.)

Level 8, 580 St Kilda Road
Melbourne, Victoria, Australia	3004
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: 001 (613) 8532 2800

 Electrum International, Inc.
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

There were 175,315,350 shares of common stock outstanding on November 9, 2012

PART I – FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

Introduction to Interim Financial Statements.

The interim financial statements included herein have been prepared by Consolidated Gems, Inc. (“Consolidated Gems” or the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (The “Commission”). Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary to present fairly the financial position of the Company as of September 30, 2012, the results of its operations for the three and nine month periods ended September 30, 2012 and 2011 and the changes in its cash flows for the nine month periods ended September 30, 2012 and 2011, have been included.  The results of operations for the interim periods are not necessarily indicative of the results for the full year.

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

CONSOLIDATED GEMS, INC.
Balance Sheet

	September 30, 2012 (Unaudited)		December 31, 2011
	$		$

ASSETS

Current Assets:
Cash		3,089		940
Prepayments		14,902		11,355
Total Current Assets		17,991		12,295

Total Assets		17,991		12,295

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

Current Liabilities:
Accounts payable and accrued expenses		41,852		35,882
Total Current Liabilities		41,852		35,882

Non Current Liabilities:
Advances from affiliate		220,467		109,823
Total Non Current Liabilities		220,467		109,823

Total Liabilities		262,319		145,705

Stockholders’ (deficit):
Common stock: $.0001 par value 500,000,000 shares authorised, and 175,315,350 shares issued and outstanding		17,532		17,532
Additional paid-in capital		1,640,432		1,640,432
Accumulated (deficit) during development stage		(1,568,437)		(1,568,437)
Accumulated (deficit) subsequent to development stage		(333,855)		(222,937)
Total Stockholders’ (deficit)		(244,328)		(133,410)

Total Liabilities and Stockholders’ (deficit)		17,991		12,295

See notes to financial statements

CONSOLIDATED GEMS, INC.
Statements of Operations
(Unaudited)

	For the three months ended September 30		For the nine months ended September 30
	2012	2011	2012	2011

Revenues	$-	$-	$-	$-

Cost and expenses
Legal, accounting and professional	10,417	10,310	26,887	31,753
Administration expense	28,587	38,501	80,026	67,963
	39,004	48,811	106,913	99,716

(Loss) from operations	(39,004)	(48,811)	(106,913)	(99,716)
Foreign currency exchange gain/(loss)	(4,942)	5,791	(4,005)	(60,758)
Other Income - Interest	-	-	-	4
(Loss) before income tax	(43,946)	(43,020)	(110,918)	(160,470)
Provision for income tax	-	-	-	-

Net (loss)	(43,946)	(43,020)	(110,918)	(160,470)

Basic net (loss) per Common Equivalent Shares	(0.00)	(0.00)	(0.00)	(0.00)

Weighted number of common equivalent shares (000’s)	175,315	175,315	175,315	173,657

See notes to financial statements

CONSOLIDATED GEMS, INC.
Statements of Stockholders’ (Deficit)
for the period ended  September 30, 2012
(Unaudited)

	Shares	Common Stock Amount		Additional Paid-in Capital		Accumulated (Deficit) During Development Stage		Accumulated (Deficit) Subsequent to Development Stage		Total
		$		$		$		$		$

Balance, December 31, 2011	175,315,350		17,532		1,640,432		(1,568,437)		(222,937)		(133,410)

Net (loss)	-		-		-		-		(110,918)		(110,918)

Balance, September 30, 2012	175,315,350		17,532		1,640,432		(1,568,437)		(333,855)		(244,328)

See notes to financial statements

CONSOLIDATED GEMS, INC.
Statements of Cash Flows
(Unaudited)

	For the nine months ended September 30
	$2012	$2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss)	(110,918)	(160,470)

Adjustments to reconcile net (loss) to net cash (used) in operating activities
Foreign currency exchange (gain)/loss	4,005	60,758
Net change in prepayments	(3,547)	(15,249)
Net change in accounts payable and accrued expenses	5,969	(21,369)

Net Cash (used) in Operating Activities	(104,491)	(136,330)

CASH FLOWS FROM FINANCING ACTIVITIES

Advances from affiliate	106,767	139,091

Net Cash provided by Financing Activities	106,767	139,091

Effects of Exchange rate on cash	(127)	(260)

Net increase in Cash	2,149	2,501

Cash at Beginning of Period	940	1,410

Cash at End of Period	3,089	3,911

Supplemental Disclosures

NON CASH FINANCING ACTIVITY
Satisfaction of debt to affiliate through issuance of shares	-	1,509,210
Forgiveness of debt to affiliate	-	110,354

See notes to financial statements

CONSOLIDATED GEMS, INC.
Notes to Financial Statements
September 30, 2012

(1)	ORGANIZATION AND BUSINESS

Consolidated Gems, Inc. ("Consolidated Gems” or the “Company"), is a Delaware corporation originally incorporated in Florida as We Sell for U Corp. (“We Sell for U”). The principal stockholder of Consolidated Gems is Power Developments Pty Ltd., an Australian corporation (“Power”), an entity majority owned by the Company’s President, which owned 94.46% of Consolidated Gems as of September 30, 2012.  The company recently changed its name from Electrum International, Inc. to Consolidated Gems, Inc. on September 24, 2012.

Commencing in fiscal 2009, Consolidated Gems decided to focus its business on energy opportunities.  In March 2009, the Company announced the execution of an Agreement with Indian Farmers Fertilizer Cooperative (“IFFCO”) to explore the commercial viability of generating and/or distributing alternate energy or any other viable products to the rural Indian market.  Consolidated Gems pursued this strategy until late 2010 when it decided that given the complexity of such opportunities and access to the necessary knowledge, personnel and finance required to pursue the opportunities, it would not continue with this strategy.

As a result of management’s decision to refocus its efforts from energy opportunities to explore opportunities in the resources industry, effective December 31, 2010 we are no longer reporting as a development stage company.

The Company has decided to expand its focus to include precious gems in order to generate value for shareholders and is currently assessing several gem opportunities.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”), which contemplates continuation of Consolidated Gems as a going concern. The Company has not yet commenced revenue producing operations and has incurred net losses since inception and may continue to incur substantial and increasing losses for the next several years, all of which raises substantial doubt as to its ability to continue as a going concern. The financial statements do not contain any adjustments that could arise as a result of this uncertainty.

In addition, Consolidated Gems is reliant on loans and advances from corporations affiliated with the Company. Based on discussions with these affiliate companies the Company believes this source of funding will continue to be available. Other than the arrangements noted above, the Company has not confirmed any other arrangement for ongoing funding. As a result the Company may be required to raise funds by additional debt or equity offerings in order to meet its cash flow requirements during the forthcoming year.

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

The payable to affiliate at September 30, 2012 of $220,467 is due to AXIS. During the nine months ended September 30, 2012, AXIS provided services in accordance with the services agreement, incurred direct costs on behalf of the Company and advanced funds of $106,767. The Company intends to repay the advances from affiliate with funds raised either via additional debt or equity offerings, but as this may not occur within the next 12 months AXIS has agreed not to call the advance within the next twelve months and accordingly the Company has classified the amounts payable as non-current in the accompanying balance sheet.

(4)	INCOME TAXES

Consolidated Gems files its income tax returns on an accrual basis.

The Company files tax returns in the United States. Consolidated Gems has carry-forward losses of approximately $1,527,000 as of December 31, 2011 which expire in years 2028 through 2031. Due to the uncertainty of the availability and future utilization of those operating loss carry-forwards, management has provided a full valuation against the related deferred tax benefit.

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

The Company has evaluated significant events subsequent to the balance sheet date through the date these financial statements were issued, and has determined that there were no subsequent events or transactions which would require recognition or disclosure in the financial statements.

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

 Overview

Consolidated Gems, Inc. (“Consolidated Gems” or the “Company”), is a Delaware corporation originally incorporated in Florida as We Sell For U Corp. (“We Sell For U”). Consolidated Gems was originally established with the intention to develop and provide service offerings to facilitate auctions on eBay for individuals and companies who lack the eBay expertise and/or time to list/sell and ship items they wish to sell. In December 2008, Power Developments Pty Ltd, an Australian corporation ("Power") acquired approximately a 96% interest in Consolidated Gems from Edward T. Farmer and certain other stockholders. Mr. Farmer resigned as Sole Director and Officer of Consolidated Gems, Joseph Gutnick was appointed President, Chief Executive Officer and a Director and Peter Lee was appointed Chief Financial Officer and Secretary.

On August 12, 2009, the Company re-incorporated in the state of Delaware (the “Reincorporation”) through a merger involving We Sell for U Corp. and Consolidated Gems, a Delaware Corporation that was a wholly owned subsidiary of We Sell for U. The Reincorporation was effected by merging We Sell for U with Consolidated Gems, with Consolidated Gems being the surviving entity. For purposes of the Company’s reporting status with the Securities and Exchange Commission, Consolidated Gems is deemed a successor to We Sell for U.

The Company has decided to expand its focus to include precious gems in order to generate value for shareholders and is currently assessing several gem opportunities. On the September 24, 2012, the Company changed its name from Electrum International, Inc. to Consolidated Gems, Inc.

We have incurred net losses since our inception and may continue to incur substantial and increasing losses for the next several years. Since inception we have incurred accumulated losses of $1,902,292 which was funded primarily by the sale of equity securities and loans from affiliates.

Description of Current Business Plans and Activities

The following is a description of the Company’s recent, past and current business plans and activities.

In March 2009, the Company announced the execution of an Agreement with IFFCO to explore the commercial viability of generating and/or distributing alternate energy or any other viable products to the rural Indian market. Consolidated Gems pursued this strategy.

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”), which contemplates continuation of Consolidated Gems as a going concern. The Company has not yet commenced revenue producing operations and has incurred net losses since inception and may continue to incur substantial and increasing losses for the next several years, all of which raises substantial doubt as to its ability to continue as a going concern. The financial statements do not contain any adjustments that could arise as a result of this uncertainty.

 In addition, Consolidated Gems is reliant on loans and advances from corporations affiliated with the Company. Based on discussions with these affiliate companies, the Company believes this source of funding will continue to be available. Other than the arrangements noted above, the Company has not confirmed any other arrangement for ongoing funding. As a result the Company may be required to raise funds by additional debt or equity offerings in order to meet its cash flow requirements during the forthcoming year.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2012 vs. Three Months Ended September 30, 2011.

Costs and expenses decreased from $48,811 in the three months ended September 30, 2011 to $39,004 in the three months ended September 30, 2012.

The decrease in costs and expenses is a net result of:

a)
a increase in legal, accounting and professional expense from $10,310 for the three months ended September 30, 2011 to $10,417 for the three months ended September 30, 2012. Included within legal, accounting and professional expense for the three months ended September 30, 2012 is $7,089 (2011: $7,274) for costs associated with the Company’s SEC compliance obligations and $3,328 (2011: $3,035) which relates to stock agent transfer fees.

b)
an decrease in administrative expense from $38,501 in the three months ended September 30, 2011 to $28,587 in the three months ended September 30, 2012, primarily as a result of a decrease in direct costs charged to the Company by AXIS from $41,788 to $17,674 and no IT system maintenance charges incurred for the three months ended September 30, 2012 in comparison to $1,229 incurred for the three months ended September 30, 2011; offset by increases in; printing and stationary costs, expenditure for the conversion of financial statements to XBRL and travel expenditure..

As a result of the foregoing, the loss from operations decreased from $48,811 for the three months ended September 30, 2011 to a loss from operations of $39,004 for the three months ended September 30, 2012.

A foreign currency exchange gain of $5,791 for the three months ended September 30, 2011 compared to a foreign currency exchange loss of $4,942 for the three months ended September 30, 2012 was recorded as a result of the movement in the Australian dollar versus the US dollar, and the impact of the subsequent revaluation of amounts payable to affiliates.

The net loss was $43,946 for the three months ended September 30, 2012 compared to a net loss of $43,020 for the three months ended September 30, 2011.

Nine Months Ended September 30, 2012 vs. Nine Months Ended September 30, 2011.

Costs and expenses increased from $99,716 in the nine months ended September 30, 2011 to $106,913 in the nine months ended September 30, 2012.

The increase in costs and expenses is a net result of:

a)
a decrease in legal, accounting and professional expense from $31,753 for the nine months ended September 30, 2011 to $26,887 for the nine months ended September 30, 2012. Included within legal, accounting and professional expense for the nine months ended September 30, 2012 is $16,693 (2011: $21,393) for costs associated with the Company’s SEC compliance obligations.

b)
an increase in administrative expense from $67,963 in the nine months ended September 30, 2011 to $80,026 in the nine months ended September 30, 2012, primarily as a result of increased costs related to researching business opportunities including services provided by AXIS in accordance with the service agreement; increase in filing costs to the SEC from $16,459 to $21,924;  an increase in travel expenditure incurred of $9,113 for the nine months ended September 30, 2012 compared to no such costs for the nine months ended September 30, 2011; and an increase in the cost of insurance from $2,250 to $5,099. These have been offset by various decreases in IT system maintenance charges from $4,354 to $1,569, outside storage costs and telecommunications expenditure.

As a result of the foregoing, the loss from operations increased from $99,716 for the nine months ended September 30, 2011 to a loss from operations of $106,913 for the nine months ended September 30, 2012.

A foreign currency exchange loss of $60,758 for the nine months ended September 30, 2011 compared to a foreign currency exchange loss of $4,005 for the nine months ended September 30, 2012 was recorded as a result of the movement in the Australian dollar versus the US dollar, and the impact of the subsequent revaluation of amounts payable to affiliates.

The net loss was $110,918 for the nine months ended September 30, 2012 compared to a net loss of $160,470 for the nine months ended September 30, 2011.

Liquidity and Capital Resources

For the nine months ended September 30, 2012, net cash used in operating activities was $104,491 consisting of the net loss of $110,918 offset by a non-cash charge for foreign currency exchange loss of $4,005, an increase in accounts payable and accrued expenses of $5,969 and a decrease in prepayments of $3,547. For the nine months ended September 30, 2012, net cash provided by financing activities was $106,767 consisting of an increase in payable to affiliate.

As of September 30, 2012, the Company had short-term obligations of $41,852 comprising accounts payable and accrued expenses and had long-term obligations of $220,467 comprising advances payable to an affiliate.

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of Consolidated Gems, Inc. as a going concern. However, Consolidated Gems, Inc. has limited assets, has not yet commenced revenue producing operations and has sustained recurring losses since inception.

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

At September 30, 2012, the Company had no outstanding loan facilities.

The Company reports in US$ and holds cash in Australian dollars. At September 30, 2012, this amounted to A$2,977. A change in the exchange rate between the A$ and the US$ will have an effect on the amounts reported in the Company’s financial statements, and create a foreign exchange gain or loss. A movement of 1% in the A$ versus the US$ exchange rate will have a US$30 effect on the balance sheet and statement of operations.

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

(b)	Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the third quarter of 2012 that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

(c)	Other

We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.  Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Our disclosure controls and procedures are designed to provide such reasonable assurance of achieving our desired control objectives, and our principal executive officer and principal financial officer have concluded, as of September 30, 2012, that our disclosure controls and procedures were effective in achieving that level of reasonable assurance.

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
101
The following materials from the Consolidated Gems, Inc. Quarterly Report on Form 10-Q for the nine months ended September 30, 2012 formatted in Extensible Business Reporting Language (XBRL):  (i) the Statements of Operations, (ii) the Balance Sheets, (iii) the Statements of Cash Flows, (iv) Statement of Stockholders’ (Deficit) and (v) related notes.

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

Consolidated Gems, Inc

By:	/s/ Joseph I Gutnick
Joseph I. Gutnick
Chairman of the Board, President and
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Peter Lee
Peter Lee
Secretary and
Chief Financial Officer
(Principal Financial Officer)

Date: November 14, 2012

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Joseph Isaac Gutnick

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Peter James Lee

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley act of 2002 by Joseph Isaac Gutnick

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley act of 2002 by Peter James Lee

101	The following materials from the Consolidated Gems, Inc. Quarterly Report on Form 10-Q for the nine months ended September 30, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Statements of Operations, (ii) the Balance Sheets, (iii) the Statement of Stockholders’ (deficit), (iv) the Statements of Cash Flows and (v) related notes

#101.INS XBRL Instance Document.
#101.SCH XBRL Taxonomy Extension Schema Document.
#101.CAL XBRL Taxonomy Extension Calculation Linkbase Document.
#101.LAB XBRL Taxonomy Extension Label Linkbase Document.
#101.PRE XBRL Taxonomy Extension Presentation Linkbase Document.
#101.DEF XBRL Taxonomy Extension Definition Linkbase Document.
_____________________
# Filed herewith. In accordance with Rule 406T of Regulation S-T, these interactive data files are deemed “not filed” for purposes of section 18 of the Exchange Act, and otherwise are not subject to liability under that section.