Form 10-K
period 2012-12-31
CONSOLIDATED GEMS, INC.
filed 2013-03-28
CIK 1423417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-K
———————

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the fiscal year ended: December 31, 2012
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

(a)
The aggregate market value based on the average bid and asked price on the over-the-counter market of the registrant’s common stock (“Common Stock”) held by non-affiliates of the Company was $7,128,000 as at June 30, 2012.

There were 175,315,350 outstanding shares of Common Stock as of March 27, 2013.

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

Item 1              Business

Description Of Business

Introduction

Consolidated Gems, Inc. ("Consolidated Gems” or the “Company", “we,” “our” or “us”), formerly Electrum International, Inc. is a Delaware corporation that was originally incorporated in Florida as We Sell for U Corp. (“We Sell for U”) on November 12, 2007. The principal stockholder of Consolidated Gems is Power Developments Pty Ltd., an Australian corporation (“Power”), an entity majority owned by the Company’s president, which owned 94.46% of Consolidated Gems as of December 31, 2012.

In December 2008, Power acquired a 96% interest in Consolidated Gems from Edward T. Farmer and certain other stockholders. Mr. Farmer resigned as Sole Director and Officer of Electrum, Joseph Gutnick was appointed President, Chief Executive Officer and a Director and Peter Lee was appointed Chief Financial Officer and Secretary. Commencing in fiscal 2009, the Company decided to focus its business on energy opportunities.

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

Effective on August 12, 2009, the Company completed the reincorporation from a Florida corporation to a Delaware corporation through a merger with and into its wholly-owned subsidiary, Consolidated Gems. Each issued and outstanding share of common stock, par value $0.0001 per share, of We Sell For U Corp., a Florida-incorporated company, was automatically converted into one issued and outstanding share of common stock, par value $0.0001 per share, of Consolidated Gems, a Delaware-incorporated company. The number of authorized shares of capital stock was increased to five hundred twenty million (520,000,000) shares, of which five hundred million (500,000,000) shares shall be Common Stock and twenty million (20,000,000) shares shall be Preferred Stock, each with a par value of $.0001 per share. For purposes of the Company’s reporting status with the Securities and Exchange Commission, Consolidated Gems is deemed a successor to We Sell for U.

On June 30, 2011, the Company issued 2,515,350 shares of common stock at an issue price of $0.60, being the closing price on the date of issue, to AXIS Consultants Pty Ltd (“AXIS”) in satisfaction of a loan balance of $1,509,210.

Description of Current Business Plans and Activities

The following is a description of the Company’s current business plans and activities.

In order to take advantage of management’s substantial experience in the location and development of mineral exploration properties, the Company plans to look for opportunities in the resources industry and has identified silver and base metal exploration in Central America and gem opportunities in Australia for its potential business opportunities.

Employees

We use temporary employees in our activities. The services of our Executive Chairman, Chief Executive Officer and Director, Joseph Gutnick, and Chief Financial Officer and Secretary, Peter Lee, as well as clerical employees are provided to us on a part-time as needed basis pursuant to a Service Agreement (the “Service Agreement”) between us and AXIS Consultants Pty Limited (“AXIS”) effective from January 1, 2009. AXIS also provides us with office facilities, equipment, administration and clerical services in Melbourne Australia pursuant to the Service Agreement. The Service Agreement may be terminated by written notice by either party.

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

Our Proposed Areas of Operations are located in Central America and Australia and are subject to changes in political conditions and regulations in those regions.

Our proposed areas of operations are located in Central America and Australia. In the past some countries in Asia and Central America have been subject to political and social instability, changes and uncertainties which may cause changes to existing government regulations affecting resource exploration and mining activities. Civil or political unrest could disrupt our operations at any time. Our planned resource exploration and activities in Central America may be adversely affected in varying degrees by changing governmental regulations relating to the mining industry or shifts in political conditions that increase the costs related to our activities or maintaining our future properties. Finally, Central America’s status as developing region may make it more difficult for us to obtain required financing for our planned exploration activities.

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

The report of our independent registered public accounting firm on our financial statements as of December 31, 2012 and 2011, and for the years ended December 31, 2012 and 2011, includes an explanatory paragraph questioning our ability to continue as a going concern. This paragraph indicates that we have not yet commenced revenue producing operations, have incurred net losses from inception, and have an accumulated (deficit) of $1,970,655, which conditions raise substantial doubt about our ability to continue as a going concern.  Our financial statements do not include any adjustment that might result from the outcome of this uncertainty.

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

Mr. Joseph Gutnick, our Executive Chairman and President, beneficially owned 165.6 million shares of our common stock, which represented approximately 94% of our shares outstanding as of March 27, 2013. As a result, Mr. Gutnick has and is expected to continue to have the ability to appoint our Board of Directors and to determine the outcome of all other issues submitted to our stockholders. The interests of Mr. Gutnick may not always coincide with our interests or the interests of other stockholders, and subject to his fiduciary duties as a director, he may act in a manner that advances his best interests and not necessarily those of other stockholders. One consequence to this substantial influence or control is that it may not be possible for investors to remove management of the Company. It could also deter unsolicited takeover, including transactions in which stockholders might otherwise receive a premium for their shares over then current market prices.

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

Future Sales of Common Stock Could Depress The Price Of Our Common Stock

Future sales of substantial amounts of common stock pursuant to Rule 144 under the Securities Act of 1933 or otherwise by certain stockholders could have a material adverse impact on the market price for the common stock at the time. As at March 26, 2013 there were 168,115,350 outstanding shares of common stock which are deemed “restricted securities” as defined by Rule 144 under the Securities Act or control securities. Under certain circumstances, these shares may be sold without registration pursuant to the provisions of Rule 144 following the expiration of one year after the Company ceases to be a shell company. In general, under rule 144, a person (or persons whose shares are aggregated) who has satisfied a six-month holding period and who is not an affiliate of the Company may sell restricted securities without limitation as long as the Company is current in its SEC reports. A person who is an affiliate of the Company may sell within any three-month period a number of restricted securities and/or control securities which does not exceed the greater of one (1%) percent of the shares outstanding or the average weekly trading volume during the four calendar  weeks preceding the notice of sale required by Rule 144. In addition, Rule 144 permits, under certain circumstances, the sale of restricted securities by a non-affiliate without any limitations after a one-year holding period. Any sales of shares by stockholders pursuant to Rule 144 may have a depressive effect on the price of our Common stock.

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

PART II

Item 5       Market for Common Equity and Related Stockholder Matters

Market Information

Our common stock is traded in the over-the-counter market and quoted on the OTC-Bulletin Board under the symbol “CGEM”, which became effective on October 1, 2012.

The following table sets out the high and low bid information for the common stock as reported by the OTC Bulletin Board for each period/quarter indicated in US$:

Calendar Period	High Bid(1)	Low Bid(1)

2011
First Quarter	0.70	0.60
Second Quarter	0.70	0.60
Third Quarter	0.60	0.60
Fourth Quarter	0.60	0.60

2012
First Quarter	0.60	0.60
Second Quarter	1.00	0.60
Third Quarter	0.99	0.99
Fourth Quarter	0.99	0.01

(1)	The quotations set out herein reflect inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily reflect actual transactions.

As of December 31, 2012 and as at March 27, 2013, there were 175,315,350 shares of common stock issued and outstanding.

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

Shareholders

As of December 31, 2012, the Company had approximately 12 shareholders of record. Within the holders of record of the Company's Common Stock are depositories such as Cede & Co., a nominee for The Depository Trust Company (or DTC), that hold shares of stock for brokerage firms which, in turn, hold shares of stock for one or more beneficial owners. Accordingly, the Company believes there are many more beneficial owners of its Common Stock whose shares are held in "street name", not in the name of the individual shareholder.

Transfer Agent

Our United States Transfer Agent and Registrar is Continental Stock Transfer & Trust Company.

Item 6         Selected Financial Data

Our selected financial data presented below for the years ended December 31, 2012 and December 31, 2011 and the balance sheet data at December 31, 2012 and 2011 have been derived from financial statements, which have been audited by PKF O’Connor Davies, A Division of O’Connor Davies, LLP (PKF O’Connor Davies). The selected financial data should be read in conjunction with our financial statements for the years ended December 31, 2012 and 2011, and Notes thereto, which are included elsewhere in this Annual Report.

Statement of Operations Data

	2012		2011
	US$		US$
Revenues		-		-

Costs and expenses		175,567		159,130

(Loss) from operations		(175,567)		(159,130)

Foreign currency exchange (loss)		(3,714)		(63,811)

Other income – interest		-		4

(Loss) before income tax		(179,281)		(222,937)

Provision for income tax		-		-

Net (loss)		(179,281)		(222,937)

	$		$
Net (loss) per share per common equivalent share		(0.00)		(0.00)

Weighted average number of common equivalent shares outstanding (000’s)		175,315		174,075

Balance Sheet Data
	$		$
Total assets		9,549		12,295
Total liabilities		(322,240)		(145,705)

Stockholders’ (deficit)		(312,691)		(133,410)

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

Overview

Consolidated Gems, Inc (“Consolidated Gems” or the “Company”), is a Delaware corporation originally incorporated in Florida as We Sell For U Corp. (“We Sell For U”). Consolidated Gems was originally established with the intention to develop and provide service offerings to facilitate auctions on eBay for individuals and companies who lack the eBay expertise and/or time to list/sell and ship items they wish to sell. In December 2008, Power Developments Pty Ltd, an Australian corporation (“Power”) acquired a 96% interest in Consolidated Gems from Edward T. Farmer and certain other stockholders. Mr. Farmer resigned as Sole Director and Officer of Consolidated Gems, Joseph Gutnick was appointed President, Chief Executive Officer and a Director and Peter Lee was appointed Chief Financial Officer and Secretary.

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

We have incurred net losses since our inception and may continue to incur substantial and increasing losses for the next several years. Since inception we have incurred accumulated (deficit) of $1,970,655 which was funded primarily by advances from affiliates and by the sale of equity securities.

In order to take advantage of management’s substantial experience in the location and development of mineral exploration properties, the Company plans to look for opportunities in the resources industry and has identified silver and base metal exploration in Central America and gem opportunities in Australia for its potential business opportunities.

As a result of management’s decision to refocus its efforts from energy opportunities to explore opportunities in the resources industry, effective December 31, 2010, the Company ceased reporting as a development stage company.

Results of Operations

Year ended December 31, 2012 versus Year ended December 31, 2011

Total costs and expenses have increased from $159,130 for the year ended December 31, 2011 to $175,567 for the year ended December 31, 2012.  The increase was a net result of:

i)
A decrease in legal, accounting and professional costs from $61,438 for the year ended December 31, 2011 to $54,719 for the year ended December 31, 2012. Included within legal, accounting and professional costs for the year ended December 31, 2012 is $11,035 for stock transfer agent fees for management of the share register (2011: $9,812), $4,364 for legal expenses (2011: $3,581), $991 for professional consultant fees (2011: $237), and $38,329 for audit and tax fees and professional services in relation to financial statements in the quarterly reports on Form 10-Q and annual reports on Form 10-K (2011: $47,808).

ii)
A net increase in administrative expenses from $97,692 for the year ended December 31, 2011 to $120,848 for the year ended December 31, 2012.  Included with administrative expenses for the year ended December 31, 2012 is $68,352 for charges by AXIS Consultants Pty Ltd for salaries incurred on behalf of the Company which relate to amounts paid to the President and Chief Executive Officer, Secretary and Chief Financial Officer and other staff of AXIS who provide services to the Company (2011: $66,234), $2,193 for information systems costs (2011: $5,583), $27,162 for lodgement of company filings with the SEC (2011: $19,254) telecommunication costs of $2,517 for the year ended 31 December 2012 (2011: $0), insurance costs of $6,734 (2011: $3,920) and travel and accommodation costs of $9,301 incurred (2011: nil).  The increases to administrative expenses relate to work undertaken on new business opportunities, increases in corporate compliance costs, and expenditure relating to the conversion of financial statements to XBRL.

Accordingly, the loss from operations increased from $159,130 for the year ended December 31, 2011 to $175,567 for the year ended December 31, 2012.

Foreign currency exchange loss decreased from $63,811 for the year ended December 31, 2011 to $3,714 for the year ended December 31, 2012 primarily due to revaluation of amounts payable to affiliates which are denominated in Australian dollars.

The net loss for the year ended December 31, 2012 was $179,281 compared to a net loss for the year ended December 31, 2011 of $222,937.

Liquidity and Capital Resources

For fiscal 2012, net cash used in operating activities was $144,288 primarily consisting of the net loss of $179,281, offset by a non-cash charge for foreign currency exchange loss of $3,714, a decrease in prepayments of $2,057 and an increase in accounts payable and accrued expenses of $29,222.  Financing activities in 2012 consisted of an advance of $144,654 from AXIS. All of the Company’s operations since inception have been funded by AXIS.

As of December 31, 2012, the Company has short term obligations of $65,104 comprising accounts payable and accrued expenses, and had long term obligations of $257,136 comprising advances payable to an affiliate.

The Company’s ability to continue operations through fiscal 2013 is dependent upon future funding from affiliated entities, capital raisings, or its ability to commence revenue producing operations and positive cash flows.

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of Consolidated Gems as a going concern. However, Consolidated Gems has limited assets, has not yet commenced revenue producing operations and has sustained recurring losses since inception.

Our budget for general and administration and for professional expenses for fiscal 2013 is A$0.25 million.  Once we have identified a specific exploration or mining project we will also need to prepare a budget for these activities.  We are currently investigating capital raising opportunities which may be in the form of either equity or debt, to provide funding for working capital purposes. There can be no assurance that such a capital raising will be successful, or that even if an offer of financing is received by the Company, it is on terms acceptable to the Company.

Impact of Australian Tax Law

On December 28, 2008 the management and control of Consolidated Gems was effectively transferred to Australia making the Company an Australian resident corporation under Australian law. Australian resident corporations are subject to Australian income tax on their non-exempt worldwide assessable income (which includes capital gains), less allowable deductions, at the rate of 30%. Foreign tax credits are allowed where tax has been paid on foreign source income, provided the tax credit does not exceed 30% of the foreign source income.

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

At December 31, 2012, the Company had no outstanding borrowings under Loan Facilities.

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

(b)	Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d – 15(f) under the Securities Exchange Act of 1934, as amended.  Under the supervision of management and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation of internal control over financial reporting, our management concluded that our internal control over financial reporting was effective as of December 31, 2012.

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

We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.  Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Our disclosure controls and procedures are designed to provide such reasonable assurance of achieving our desired control objectives, and our principal executive officer and principal financial officer have concluded, as of December 31, 2012, that our disclosure controls and procedures were effective in achieving that level of reasonable assurance.

Item 9B            Other Information

None.

PART III

Item 10.            Directors and Executive Officers and Corporate Governance

The following table sets forth our director and officer, their ages and all offices and positions with our company.  Officers and other employees serve at the will of the Board of Directors.

Name	Age	Position(s) Held
Joseph Gutnick	60	Chairman, President and Chief Executive Officer
Peter Lee	55	Secretary, Chief Financial Officer and Principal Accounting Officer

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

Joseph Gutnick

Mr. Gutnick is a leading mining industry entrepreneur and has been President and a Director since December 2008, and Chief Executive Officer from December 2008 to June 2011, (re-appointed in April 2012) and Executive Chairman since June 2011. He has been a Director of numerous publicly listed companies in Australia and the USA specialising in the mining sector since 1980. He is currently President, Director and CEO of Legend International Holdings Inc. (since 2004), Golden River Resources Corporation (for more than 10 years), and Aurum, Inc. (since 2009), which are US corporations listed on the OTC market in the USA, President and CEO of Northern Capital Resources Corp, Great Central Resources Corporation, US corporations, and Executive Chairman and Managing Director of Merlin Diamonds Limited, Top End Minerals Limited and Quantum Resources Limited, all listed on the Australian Securities Exchange and Executive Chairman of Paradise Phosphate Limited. Mr. Gutnick was a Director of the World Gold Council. He has previously been a Director of Acadian Mining Corporation and Royal Roads Corporation in the last five years. He is a Fellow of the Australasian Institute of Mining & Metallurgy and the Australian Institute of Management and a Member of the Australian Institute of Company Directors.

Mr. Gutnick’s extensive experience in leading teams in building and operating major mining operations in Australia as well as his experience in founding and serving as the chief executive officer and chairman of a number of public companies will provide our Board with valuable executive leadership and management experience.

Peter Lee

Mr Lee has been Chief Financial Officer and Principal Accounting Officer since December 2008. Mr. Lee is a Member of the Institute of Chartered Accountants in Australia, a Fellow of Chartered Secretaries Australia Ltd., a Member of the Australian Institute of Company Directors and holds a Bachelor of Business (Accounting) from Royal Melbourne Institute of Technology. He has over 30 years commercial experience and is currently CFO and Secretary of Legend International Holdings Inc, (since 2005) Director, CFO and Secretary of Golden River Resources Corporation (for more than 10 years), and Secretary of Aurum, Inc. (since 2009), which are US corporations listed on the OTC market in the USA; CFO and Secretary of Northern Capital Resources Corporation and Great Central Resources Corporation, US Corporations; and CFO and Secretary of Merlin Diamonds Limited, Director, CFO and Secretary of Top End Minerals Limited and Quantum Resources Limited, all listed on the Australian Securities Exchange and a Director of Acadian Mining Corporation listed on the Toronto Stock Exchange and Secretary of Paradise Phosphate Limited.

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

Board, Audit Committee and Remuneration Committee Meetings

Our Board of Directors consists of one director. During fiscal 2012, our Board of Directors did not meet. The Board of Directors also use resolutions in writing to deal with certain matters, and during fiscal 2012, two resolutions in writing were signed by all Directors.

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

We do not have a nominating committee. Historically our entire Board has selected nominees for election as directors. The Board believes this process has worked well thus far particularly since it has been the Board's practice to require unanimity of Board members with respect to the selection of director nominees. In determining whether to elect a director or to nominate any person for election by our stockholders, the Board assesses the appropriate size of the Board of Directors, consistent with our bylaws, and whether any vacancies on the Board are expected due to retirement or otherwise. If vacancies are anticipated, or otherwise arise, the Board will consider various potential candidates to fill each vacancy. Candidates may come to the attention of the Board through a variety of sources, including from current members of the Board, stockholders, or other persons. The Board of Directors has not yet had the occasion to, but will, consider properly submitted proposed nominations by stockholders who are not directors, officers, or employees of Consolidated Gems on the same basis as candidates proposed by any other person. We do not have a policy with respect to the use of diversity as a criteria for Board membership and do not consider diversity in the selection of our Directors.

Audit Committee

At December 31, 2012, the Company had not formed an audit committee or adopted an audit committee charter. In lieu of an audit committee, the Company's board of directors assumes the responsibilities that would normally be those of an audit committee. Given the limited scope of the Company’s operations to date, the Board of Directors does not at present have a director that would qualify as an audit committee financial expert under the applicable federal securities law regulations.

Remuneration Committee

At December 31, 2012, the Company had not formed a remuneration committee or adopted a remuneration committee charter. In lieu of a remuneration committee, the Company's board of directors assumes the responsibilities that would normally be those of an remuneration committee.

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
Consolidated Gems, Inc.
PO Box 6315 St Kilda Road Central
Melbourne, Victoria 8008 Australia

Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to Section 16(a) of the Securities Exchange Act of 1934, our Directors, executive officers and beneficial owners of more than 10% of the outstanding Common Stock are required to file reports with the Securities and Exchange Commission concerning their ownership of and transactions in our Common Stock and are also required to provide to us copies of such reports.  Based solely on such reports and related information furnished to us, we believe that in fiscal 2012, all such filing requirements were complied with in a timely manner by all Directors and executive officers and 10% stockholders.

Item 11.            Executive Compensation.

The following table sets forth the annual salary, bonuses and all other compensation awards and pay outs on account of our Chief Executive Officer for services rendered to us during the fiscal year ended December 31, 2012 and 2011. No other executive officer received more than US$100,000 per annum during this period.

Summary Compensation Table
Name and Principal Position	Year	Salary		Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Joseph Gutnick, Chairman of the Board, President and CEO (1)	2012 2011	$ $	31,230 415	- -	- -	- -	- -	- -	- -	$ $	31,230 415
Craig Michael, Director and CEO (2)	2012 2011	$ $	Nil 18,206	- -	- -	-	- -	- -	- -	$ $	Nil 18,206

Notes:
(1)	Joseph Gutnick resigned as CEO on June 6, 2011 and was re-appointed as CEO on April 30, 2012.
(2)	Craig Michael was appointed CEO on June 6, 2011 and resigned as CEO on April 30,2012.

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

Compensation of Directors

The Company’s directors who are also executive officers of the Company did not receive any separate compensation during fiscal 2012 for serving as directors of the Company.

Item 12.            Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of our common stock by each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, each of our directors and named executive officers, and all of our directors and executive officers as a group as of March 27, 2013.

Title of Class	Name and Address of Beneficial Owner*	Amount and nature of Beneficial Owner		Percentage of class (1)
Shares of common stock Shares of common stock	Joseph Gutnick Peter J. Lee	165,600,000 -	(2)	94.46 -
	All officers and Directors as a group	165,600,000		94.46
*	Unless otherwise indicated, the address of each person is c/o Consolidated Gems, Inc., Level 8, 580 St. Kilda Road, Melbourne, Victoria 3004 Australia

Notes:

(1)	Based on 175,315,350 shares outstanding as of March 27, 2013.
(2)	Includes 165,600,000 shares owned by Power Developments Pty Ltd, of which Mr Joseph Gutnick is the sole Director and stockholder.

Item 13.            Certain Relationships and Related Transactions

In January 2009, the Company entered into an agreement with AXIS Consultants Pty Ltd to provide geological, management and administration services to the Company. AXIS is affiliated through common management and is incorporated in Australia. AXIS’ principal business is to provide geological, management and administration services to companies. We are one of ten affiliated companies that AXIS provides services to, namely, Legend International Holdings, Inc, Quantum Resources Limited, Merlin Diamonds Ltd, Top End Minerals Ltd, Northern Capital Resources Corp, Golden River Resources Corp, Great Central Resources Corp., Aurum Inc, Consolidated Gems Inc., Acadian Mining Corporation.

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

AXIS is paid by each company it manages for the costs incurred by it in carrying out the administration function for each such company. Pursuant to the Service Agreement, AXIS performs such functions as payroll, maintaining employee records required by law and by usual accounting procedures, providing insurance, legal, human resources, company secretarial, land management, certain exploration and mining support, financial, accounting advice and services. AXIS procures items of equipment necessary in the conduct of the business of the Company. AXIS also provides for the Company various services, including but not limited to the making available of office supplies, office facilities and any other services as may be required from time to time by the Company as and when requested by the Company.

We are required to reimburse AXIS for any direct costs incurred by AXIS for the Company.  In addition, we are required to pay a proportion of AXIS’s overhead cost based on AXIS’s management estimate of our utilization of the facilities and activities of AXIS plus a service fee of not more than 15% of the direct and overhead costs. Amounts invoiced by AXIS are required to be paid by us.  We are also not permitted to obtain from sources other than AXIS, and we are not permitted to perform or provide ourselves, the services contemplated by the Service Agreement, unless we first requests AXIS to provide the service and AXIS fails to provide the service within one month.

The Service Agreement may be terminated by AXIS or us upon 60 days prior notice.  If the Service Agreement is terminated by AXIS, we would be required to independently provide, or to seek an alternative source of providing, the services currently provided by AXIS. There can be no assurance that we could independently provide or find a third party to provide these services on a cost-effective basis or that any transition from receiving services under the Service Agreement will not have a material adverse effect on us.  Our inability to provide such services or to find a third party to provide such services may have a material adverse effect on our operations.

In accordance with the Service Agreement, AXIS provides the Company with the services of our Chief Executive Officer, Chief Financial Officer and clerical employees, as well as office facilities, equipment, administrative and clerical services. We pay AXIS for the actual costs of such facilities. AXIS has not charged a service fee for this fiscal year.

The payable to affiliate at December 31, 2012 of $257,136 is due to AXIS. During the year ended December 31, 2012, AXIS provided services in accordance with the services agreement and incurred direct costs on behalf of the Company of $147,313. The Company intends to repay these amounts with funds raised either via additional debt or equity offerings, but as this may not occur within the next 12 months. AXIS has agreed not to call the advance in 2013 and accordingly, the Company has classified the amounts payable as non-current in the accompanying balance sheets.

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

Item 14.            Principal Accounting Fees and Services

The following table shows the fees incurred for fiscal 2012 and 2011.

	2012	2011

Audit fees	$32,329	$40,558
Audit related fees	-	-
Tax fees	$6,000	$7,250
Total	$38,329	$47,808

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

CONSOLIDATED GEMS, INC.

(Registrant)

By: /s/ Peter J Lee
Peter J Lee
Secretary and
Chief Financial Officer
(Principal Financial Officer)

Dated: March 27, 2013

FORM 10-K Signature Page

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

Signature		Title	Date

1.	/s/ Joseph Gutnick	Chairman, President and Chief
	Joseph Gutnick	Executive Officer	March 27, 2013

2.	/s/ Peter Lee	Secretary and
	Peter Lee	Chief Financial Officer
		(Principal Financial Officer)	March 27, 2013

EXHIBIT INDEX

Incorporated by Reference to:		Exhibit No	Exhibit

(1)	Exhibit 99.1 Annex B	3.1	Certificate of Incorporation of Consolidated Gems, Inc.
(1)	Exhibit 99.1 Annex C	3.2	Bylaws of Consolidated Gems, Inc.
(1)	Exhibit 99.1 Annex A	3.3	Agreement and Plan of Merger between We Sell For U Corp and Consolidated Gems Inc.
(2)	Exhibit 99.1 Annex A	3.4	Amendment to Certificate of Incorporation
(2)	Exhibit 4.1	4.1	Specimen Stock Certificate of Consolidated Gems, Inc.
(3)	Exhibit 99.1 Annex A	10.1	Service Agreement dated January 30, 2009, by and between the Registrant and AXIS Consultants Pty Ltd
(3)	Exhibit 99.1 Annex A	10.2	Agreement with IFFCO
(4)	Exhibit 99.1	16.1	Letter from former independent accountant
	*	31.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by. Joseph Isaac Gutnick
	*	31.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Peter James Lee.
	*	32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Joseph Isaac Gutnick.
	*	32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Peter James Lee

	*Filed herewith

(1)	Incorporated by reference to the Company’s Form 8-K filed on July 16, 2009.
(2)	Incorporated by reference to the Company’s Form 10-K filed on March 30, 2011.
(3)	Incorporated by reference to the Company’s Form 10-K filed on March 26, 2010.
(4)	Incorporated by reference to the Company’s Form 8-K filed on January 29, 2009.

Financial Statements as of December 31, 2012 and 2011 and for the year ended December 31, 2012 and 2011.

Consolidated Gems, Inc.
Audited Financial Statements for the Company for the years ended December 31, 2012 and 2011.

CONSOLIDATED GEMS, INC.

Financial Statements

December 31, 2012 and 2011

(with Report of Independent Registered Public Accounting Firm)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Consolidated Gems, Inc.

We have audited the accompanying balance sheets of Consolidated Gems Inc. as of December 31, 2012 and 2011, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years ended December 31, 2012 and 2011. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits include consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Consolidated Gems, Inc. at December 31, 2012 and 2011 and the results of its operations and its cash flows for each of the years ended December 31, 2012 and 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As described in Note 1, at December 31, 2012 the Company has not yet commenced revenue producing operations, has incurred net losses from inception, and has an accumulated (deficit) of $1,970,655. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.  Management’s plans in regard to these matters are also discussed in note 1.

/s/ PKF O’Connor Davies
A Division of O’Connor Davies, LLP

New York, NY
March 26, 2013

CONSOLIDATED GEMS, INC.
Balance Sheets
December 31, 2012 and 2011

	US$ 2012	US$ 2011

ASSETS

Current Assets:
Cash	251	940
Prepayments	9,298	11,355
Total Current Assets	9,549	12,295

Total Assets	9,549	12,295

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

Current Liabilities:
Accounts payable and accrued expenses	65,104	35,882
Total Current Liabilities	65,104	35,882

Non-Current Liabilities:
Advances from affiliate (Note 4)	257,136	109,823
Total Non-Current Liabilities	257,136	109,823

Total Liabilities	322,240	145,705

Stockholders’ (deficit):
Common stock: $.0001 par value 500,000,000 shares authorised, and 175,315,350 issued and outstanding	17,532	17,532
Additional paid-in-capital	1,640,432	1,640,432
Accumulated (deficit) during development stage	(1,568,437)	(1,568,437)
Accumulated (deficit) subsequent to development stage	(402,218)	(222,937)
Total Stockholders’ (deficit)	(312,691)	(133,410)

Total Liabilities and Stockholders’ (deficit)	9,549	12,295

See Notes to Financial Statements

CONSOLIDATED GEMS, INC.
Statements of Operations

	Year Ended December 31,	Year Ended December 31,
	2012	2011

Revenues	US$	US$

Costs and expenses
Legal, accounting and professional	54,719	61,438
Administration expense	120,848	97,692
	175,567	159,130
(Loss) from operations	(175,567)	(159,130)
Foreign currency exchange (loss)	(3,714)	(63,811)
Interest - other	-	4
(Loss) before income tax	(179,281)	(222,937)
Provision for income tax	-	-

Net (Loss)	(179,281)	(222,937)

Basic net (loss) per common equivalent shares	(0.00)	(0.00)

Weighted number of common equivalent shares (000’s)	175,315	174,075

See notes to financial statements

CONSOLIDATED GEMS, INC.
Statements of Stockholders’ Equity (Deficit)

	Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated (Deficit) During Development Stage	Accumulated (Deficit) Subsequent to Development Stage	Total
		US$	US$	US$	US$	US$

Balance December 31, 2010	172,800,000	17,280	21,120	(1,568,437)	-	(1,530,037)

Issuance of shares	2,515,350	252	1,508,958	-	-	1,509,210

Forgiveness of advances from affiliate	-	-	110,354	-	-	110,354

Net (loss)	-	-	-	-	(222,937)	(222,937)

Balance December 31, 2011	175,315,350	17,532	1,640,432	(1,568,437)	(222,937)	(133,410)

Net (loss)	-	-	-	-	(179,281)	(179,281)

Balance December 31, 2012	175,315,350	17,532	1,640,432	(1,568,437)	(402,218)	(312,691)

See notes to financial statements

CONSOLIDATED GEMS, INC.
Statements of Cash Flows

	Year Ended December 31, 2012	Year Ended December 31, 2011
	US$	US$

CASH FLOWS FROM OPERATING ACTIVITIES

Net (Loss)	(179,281)	(222,937)

Adjustments to reconcile net (loss) to net cash (used)
in operating activities
Foreign currency exchange loss	3,714	63,811
Net change in prepayments	2,057	(10,174)
Net change in accounts payable and accrued expenses	29,222	5,033
Net Cash (used) in Operating Activities	(144,288)	(164,267)

CASH FLOWS FROM FINANCING ACTIVITIES

Advances from – affiliate	144,654	163,939
Net Cash provided by Financing Activities	144,654	163,939

Effects of Exchange rate on cash	(1,055)	(142)

Net (decrease) in Cash	(689)	(470)

Cash at Beginning of Year	940	1,410
Cash at End of Year	251	940

Supplemental Disclosures

NON CASH FINANCING ACTIVITY
Satisfaction of debt to affiliate through issuance of shares	-	1,509,210
Forgiveness of debt to affiliate	-	110,354

See notes to financial statements

CONSOLIDATED GEMS, INC.
Notes to Financial Statements
December 31, 2012 and 2011

(1)	ORGANIZATION AND BUSINESS

       Consolidated Gems, Inc. ("Consolidated Gems” or the “Company"), formerly ProIndia International, Inc. is a Delaware corporation originally incorporated in Florida as We Sell for U Corp. (“We Sell for U”). The principal stockholder of Consolidated Gems is Power Developments Pty Ltd., an Australian corporation (“Power”), an entity majority owned by the Company’s president, which owned 94.46% of Consolidated Gems as of December 31, 2012.

       In order to take advantage of management’s substantial experience in the location and development of mineral exploration properties, the Company plans to look for opportunities in the resources industry and has identified silver and base metal exploration in Central America and gem opportunities in Australia for its potential business opportunities.

       As a result of management’s decision to refocus its efforts from energy opportunities to explore opportunities in the resources industry, effective December 31, 2010, the Company ceased reporting as a development stage company.

       The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of Consolidated Gems as a going concern. The Company has not yet commenced revenue producing operations and has incurred net losses since inception and may continue to incur substantial and increasing losses for the next several years, all of which raises substantial doubt as to its ability to continue as a going concern. The financial statements do not contain any adjustments that could arise as a result of this uncertainty.

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

(b) Cash Equivalents

Consolidated Gems considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents.  For the periods presented there were no cash equivalents.

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

The Company follows the asset and liability approach which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. For the periods presented, there was no taxable income. There are no deferred income taxes resulting from temporary differences in reporting certain income and expense items for income tax and financial accounting purposes. The Company, at this time, is not aware of any net operating losses which are expected to be realized.

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

The Company’s financial instruments consist of cash, accounts payable and accrued expenses. The carrying amounts of cash approximate their respective fair values because of the short maturities of those instruments. Financial liabilities for which carrying values approximate fair value include accounts payable and accrued expenses.

The fair value of advances from AXIS are not practicable to estimate as no similar market exists for these instruments and there is no specified date of repayment.

(g) Comparative Figures

Where necessary, comparative figures have been reclassified to be consistent with current year presentation with no effect on operations.

(3)	RECENT ACCOUNTING PRONOUNCEMENTS

       The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

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

The amounts due to AXIS are denominated in Australian dollars and are converted into US dollars at each reporting period, with foreign currency adjustments reflected in the Statement of Operations.

       The payable to affiliate at December 31, 2012 of $257,136 (2011: $109,823) is due to AXIS. During the year ended December 31, 2012, AXIS provided services in accordance with the services agreement and incurred direct costs on behalf of the Company of $147,313 (2011: $227,608). The Company intends to repay these amounts with funds raised either via additional debt or equity offerings, but as this may not occur within the next 12 months. AXIS has agreed not to call the advance in 2013 and accordingly, the Company has classified the amounts payable as non-current in the accompanying balance sheets.

(5)	INCOME TAXES

Consolidated Gems files its income tax returns on an accrual basis.

       The Company files tax returns in the United States. Consolidated Gems has carry-forward losses of approximately $1,703,000 as of December 31, 2012 which expire in years 2028 through 2032. Due to the uncertainty of the availability and future utilization of those operating loss carry-forwards, management has provided a full valuation against the related tax benefit.

The Company’s tax returns for all years since December 31, 2009 remain open to examination by the respective tax authorities. There are currently no tax examinations in progress.

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

       Effective on August 12, 2009, the Company completed the reincorporation from a Florida corporation to a Delaware corporation. Each issued and outstanding share of common stock, par value $0.0001 per share, of We Sell For U Corp., a Florida-incorporation Company, was automatically converted into one issued and outstanding share of common stock, par value $0.0001 per share, of Consolidated Gems, a Delaware-incorporated Company. The number of authorized shares of capital stock was increased to five hundred twenty million (520,000,000) shares, of which five hundred million (500,000,000) shares shall be Common Stock and twenty million (20,000,000) shares shall be Preferred Stock, each with a par value of $.0001 per share.

On June 30, 2011, the Company issued 2,515,350 shares of common stock at an issue price of $0.60, being the closing price on the date of issue, to AXIS in satisfaction of a loan balance of $1,509,210.

(7)	SUBSEQUENT EVENTS

       The Company has evaluated events and transactions after the balance sheet date and, through the date the financial statements were issued and believes that all relevant disclosures have been included herein and there are no other which requires recognition or disclosure in the accompanying financial statements.