Form 10-Q
period 2013-03-31
CONSOLIDATED GEMS, INC.
filed 2013-05-09
CIK 1423417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the Quarterly Period Ended March 31, 2013
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

     There were 175,315,350 shares of common stock outstanding on May 6, 2013. ☐

EXHIBIT INDEX		14

Exh. 31.1	Certification	15
Exh. 31.2	Certification	16
Exh. 32.1	Certification	17
Exh. 32.2	Certification	18

PART I – FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

Introduction to Interim Financial Statements.

The interim financial statements included herein have been prepared by Consolidated Gems, Inc. (“Consolidated Gems” or the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (The “Commission”). Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary to present fairly the financial position of the Company as of March 31, 2013, the results of its operations for the three month periods ended March 31, 2013 and 2012 and the changes in its cash flows for the three month periods ended March 31, 2013 and 2012, have been included.  The results of operations for the interim periods are not necessarily indicative of the results for the full year.

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

CONSOLIDATED GEMS, INC.
Balance Sheet

	March 31, 2013 (Unaudited)	December 31, 2012
	$	$

ASSETS

Current Assets:
Cash	1,376	251
Prepayments	5,330	9,298
Total Current Assets	6,706	9,549

Total Assets	6,706	9,549

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

Current Liabilities:
Accounts payable and accrued expenses	35,685	65,104
Total Current Liabilities	35,685	65,104

Non Current Liabilities:
Advances from affiliate	314,125	257,136
Total Non Current Liabilities	314,125	257,136

Total Liabilities	349,810	322,240

Stockholders’ (deficit):
Common stock: $.0001 par value 500,000,000 shares authorised, and 175,315,350 shares issued and outstanding	17,532	17,532
Additional paid-in capital	1,640,432	1,640,432
Accumulated (deficit) during development stage	(1,568,437)	(1,568,437)
Accumulated (deficit) subsequent to development stage	(432,631)	(402,218)
Total Stockholders’ (deficit)	(343,104)	(312,691)

Total Liabilities and Stockholders’ (deficit)	6,706	9,549

See notes to financial statements

CONSOLIDATED GEMS, INC.
Statements of Operations
(Unaudited)

	For the three months ended March 31
	2013	2012

Revenues	$-	$-

Cost and expenses
Legal, accounting and professional	10,637	9,378
Administration expense	14,223	23,376
	24,860	32,754

(Loss) from operations	(24,860)	(32,754)
Foreign currency exchange (loss)	(5,553)	(1,776)
(Loss) before income tax	(30,413)	(34,530)
Provision for income tax	-	-

Net (loss)	(30,413)	(34,530)

Basic net (loss) per Common Equivalent Shares	(0.00)	(0.00)

Weighted number of common equivalent shares (000’s)	175,315	175,315

See notes to financial statements

CONSOLIDATED GEMS, INC.
Statements of Stockholders’ (Deficit)
for the period ended March 31, 2013
(Unaudited)

	Shares	Common Stock Amount $	Additional Paid-in Capital $	Accumulated (Deficit) During Development Stage $	Accumulated (Deficit) Subsequent to Development Stage $	Total $

Balance, December 31, 2012	175,315,350	17,532	1,640,432	(1,568,437)	(402,218)	(312,691)

Net (loss)	-	-	-	-	(30,413)	(30,413)

Balance, March 31, 2013	175,315,350	17,532	1,640,432	(1,568,437)	(432,631)	(343,104)

See notes to financial statements

CONSOLIDATED GEMS, INC.
Statements of Cash Flows
(Unaudited)

	For the three months ended March 31
	2013 $	2012 $

CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss)	(30,413)	(34,530)

Adjustments to reconcile net (loss) to net cash used in operating activities
Foreign currency exchange loss	5,553	1,776
Net change in prepayments	3,968	6,262
Net change in accounts payable and accrued expenses	(29,419)	634

Net Cash used in Operating Activities	(50,311)	(25,858)

CASH FLOWS FROM FINANCING ACTIVITIES

Advances from affiliate	51,613	25,588

Net Cash provided by Financing Activities	51,613	25,588

Effects of Exchange rate on cash	(177)	(94)

Net increase/(decrease) in Cash	1,125	(364)

Cash at Beginning of Period	251	940

Cash at End of Period	1,376	576

See notes to financial statements

CONSOLIDATED GEMS, INC.
Notes to Financial Statements
March 31, 2013

(1)	ORGANIZATION AND BUSINESS

Consolidated Gems, Inc. ("Consolidated Gems” or the “Company"), formerly Electrum International, Inc. is a Delaware corporation originally incorporated in Florida as We Sell for U Corp. (“We Sell for U”). The principal stockholder of Consolidated Gems is Power Developments Pty Ltd., an Australian corporation (“Power”), an entity majority owned by the Company’s President, which owned 94.46% of Consolidated Gems as of March 31, 2013.

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

The payable to affiliate at March 31, 2013 of $314,125 is due to AXIS. During the three months ended March 31, 2013, AXIS provided services in accordance with the services agreement, incurred direct costs on behalf of the Company and advanced funds of $56,989. The Company intends to repay the advances from affiliate with funds raised either via additional debt or equity offerings, but as this may not occur within the next 12 months AXIS has agreed not to call the advance within the next twelve months and accordingly the Company has classified the amounts payable as non current in the accompanying balance sheet.

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

The Company’s tax returns for all years since December 31, 2009 remain open to examination by the respective taxing authorities.  There are currently no tax examinations in progress.

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

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Financial Statements and accompanying notes and the other financial information appearing elsewhere in this report. This report contains numerous forward-looking statements relating to our business. Such forward-looking statements are identified by the use of words such as believes, intends, expects, hopes, may, should, plan, projected, contemplates, anticipates or similar words. Actual operating schedules, results of operations, ore grades and mineral deposit estimates and other projections and estimates could differ materially from those projected in the forward-looking statements. The functional and reporting currency of the Company is the United States Dollar.  These interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

 Overview

Consolidated Gems, Inc. (“Consolidated Gems” or the “Company”), formerly Electrum International, Inc. is a Delaware corporation originally incorporated in Florida as We Sell For U Corp. (“We Sell For U”). Consolidated Gems was originally established with the intention to develop and provide service offerings to facilitate auctions on eBay for individuals and companies who lack the eBay expertise and/or time to list/sell and ship items they wish to sell. In December 2008, Power Developments Pty Ltd, an Australian corporation ("Power") acquired approximately a 96% interest in Consolidated Gems from Edward T. Farmer and certain other stockholders. Mr. Farmer resigned as Sole Director and Officer of Consolidated Gems, Joseph Gutnick was appointed President, Chief Executive Officer and a Director and Peter Lee was appointed Chief Financial Officer and Secretary.

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

The Company has decided to expand its focus to include precious gems in order to generate value for shareholders and is currently assessing several gem opportunities. On September 24, 2012, the Company changed its name from Electrum International, Inc. to Consolidated Gems, Inc.

We have incurred net losses since our inception and may continue to incur substantial and increasing losses for the next several years. Since inception we have incurred accumulated losses of $2,001,068 which was funded primarily by the sale of equity securities and loans from affiliates.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2013 vs. Three Months Ended March 31, 2012.

Costs and expenses decreased from $32,754 in the three months ended March 31, 2012 to $24,860 in the three months ended March 31, 2013.

The decrease in costs and expenses is a net result of:

a)
an increase in legal, accounting and professional expense from $9,378 for the three months ended March 31, 2012 to $10,637 for the three months ended March 31, 2013, primarily as a result of the timing of legal expenses.

b)
a decrease in administrative expense from $23,376 in the three months ended March 31, 2012 to $14,223 in the three months ended March 31, 2013, primarily as a result of a decrease in the cost of services provided by AXIS in accordance with the service agreement and expenditure relating to the conversion of financial statements to XBRL.

As a result of the foregoing, the loss from operations decreased from $32,754, for the three months ended March 31, 2012 to a loss from operations of $24,860 for the three months ended March 31, 2013.

A foreign currency exchange loss of $1,776 for the three months ended March 31, 2012 compared to a foreign currency exchange loss of $5,553 for the three months ended March 31, 2013 was recorded as a result of the movement in the Australian dollar versus the US dollar, and the impact of the subsequent revaluation of the amounts payable to affiliates.

The net loss was $30,413 for the three months ended March 31, 2013 compared to a net loss of $34,530 for the three months ended March 31, 2012.

Liquidity and Capital Resources

For the three months ended March 31, 2013, net cash used in operating activities was $50,311 consisting of the net loss of $30,413 offset by a non-cash charge for foreign currency exchange loss of $5,553, a decrease in accounts payable and accrued expenses of $29,419 and a decrease in prepayments of $3,968. For the three months ended March 31, 2013, net cash provided by financing activities was $51,613 consisting of an increase in payable to affiliate.

As of March 31, 2013, the Company had short-term obligations of $35,685 comprising accounts payable and accrued expenses and had long-term obligations of $314,125 comprising advances payable to an affiliate.

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

Forward-looking statements are subject to both known and unknown risks and uncertainties and can be affected by inaccurate assumptions we might make.  Risks, uncertainties and inaccurate assumptions could cause actual results to differ materially from historical results or those currently anticipated. Consequently, no forward-looking statement can be guaranteed.  The potential risks and uncertainties that could affect forward looking statements include, but are not limited to:

●	The risk factors set forth in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012,

●	The risks and hazards inherent in the mineral exploration business (including environmental hazards, industrial accidents, weather or geologically related conditions),

●	The uncertainties inherent in our exploratory activities, including risks relating to permitting and regulatory delays,

●	Movements in foreign exchange rates,

●	Performance of information systems,

●	Ability of the Company to hire, train and retain qualified employees,

In addition, other risks, uncertainties, assumptions, and factors that could affect the Company's results and prospects are described in this Quarterly Report on Form 10-Q and in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, including under the heading “Risk Factors” and elsewhere herein and therein and may further be described in the Company's prior and future filings with the Securities and Exchange Commission and other written and oral statements made or released by the Company.

We caution you not to place undue reliance on any forward-looking statements, which speak only as of the date of this document.  The information contained in this report is current only as of its date, and we assume no obligation to update any forward-looking statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

At March 31, 2013, the Company had no outstanding loan facilities.

The Company reports in US$ and holds cash in Australian dollars. At March 31, 2013, this amounted to A$1,321. A change in the exchange rate between the A$ and the US$ will have an effect on the amounts reported in the Company’s financial statements, and create a foreign exchange gain or loss. A movement of 1% in the A$ versus the US$ exchange rate will have a US$14 effect on the balance sheet and statement of operations.

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

(b)	Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the first quarter of 2013 that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

(c)	Other

We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.  Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Our disclosure controls and procedures are designed to provide such reasonable assurance of achieving our desired control objectives, and our principal executive officer and principal financial officer have concluded, as of March 31, 2013, that our disclosure controls and procedures were effective in achieving that level of reasonable assurance.

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
101
The following materials from the Consolidated Gems, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 formatted in Extensible Business Reporting Language (XBRL):  (i) the Statements of Operations, (ii) the Balance Sheets, (iii) the Statements of Cash Flows, (iv) Statement of Stockholders’ (Deficit) and (v) related notes.

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

Consolidated Gems, Inc.

	By:	/s/ Joseph I Gutnick

Joseph I. Gutnick
Chairman of the Board, President and
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Peter Lee

Peter Lee
Secretary and
Chief Financial Officer
(Principal Financial Officer)

Date: May 7, 2013

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

101
The following materials from the Consolidated Gems, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Statements of Operations, (ii) the Balance Sheets, (iii) the Statements of Cash Flows, (iv) Statement of Stockholders’ (Deficit) and (v) related notes.

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