Form 10-Q
period 2013-06-30
CONSOLIDATED GEMS, INC.
filed 2013-08-14
CIK 1423417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the Quarterly Period Ended June 30, 2013
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

(Check one): Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b2 of the Exchange Act). ☐ Yes ☒ No

There were 175,315,350 shares of common stock outstanding on August 10, 2013.

SIGNATURES		15

EXHIBIT INDEX		16

Exh. 31.1	Certification	17
Exh. 31.2	Certification	18
Exh. 32.1	Certification	19
Exh. 32.2	Certification	20

PART I – FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

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

In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary to present fairly the financial position of the Company as of June 30, 2013, the results of its operations for the three and six month periods ended June 30, 2013 and 2012 and for the cumulative period April 1, 2013 (inception of exploration activities) to June 30, 2013 and the changes in its cash flows for the six month periods ended June 30, 2013 and 2012 and for the cumulative period April 1, 2013 (inception of exploration activities) to June 30, 2013, have been included.  The results of operations for the interim periods are not necessarily indicative of the results for the full year.

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Foreign Currency Translation

Prior to April 1, 2013, the Company’s functional currency was the US dollar. However, as a result of Australian based activities in the current quarter relating to potential gem projects, the Company’s revenue and expenses will be primarily denominated in Australian dollars (A$). ASC 830 Foreign Currency Translation, states that the functional currency of an entity is the currency of the primary economic environment in which the entity operates. Accordingly the Company determined that from April 1, 2013 the functional currency of the Company is the Australian dollar. Assets, liabilities and equity were translated at the rate of exchange at April 1, 2013. Revenue and expenses were translated at rates at date of transaction. Translation gains and losses, if material, are included as part of accumulated other comprehensive income.

Restatement of comparative numbers was made for the change in functional and reporting currency.

UNLESS OTHERWISE INDICATED, ALL FINANCIAL INFORMATION PRESENTED IS IN AUSTRALIAN DOLLARS.

CONSOLIDATED GEMS, INC.
(An Exploration Stage Company)
Balance Sheet

	June 30, 2013 (Unaudited)	December 31, 2012
	A$	A$

ASSETS

Current Assets:
Cash	69	241
Receivables	55,439	-
Prepayments	998	8,923
Total Current Assets	56,506	9,164

Non-Current Assets:
Deposits	10,000	-
Total Current Assets	10,000	-

Total Assets	66,506	9,164

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

Current Liabilities:
Accounts payable and accrued expenses	53,657	62,480
Total Current Liabilities	53,657	62,480

Non-Current Liabilities:
Advances from affiliate	919,335	246,773
Total Non-Current Liabilities	919,335	246,773

Total Liabilities	972,992	309,253

Stockholders’ (deficit):
Common stock: US$.0001 par value 500,000,000 shares authorised, and 175,315,350 shares issued and outstanding	16,825	16,825
Additional paid-in capital	1,574,323	1,574,323
Accumulated (deficit) during development stage	(1,505,228)	(1,505,228)
Accumulated (deficit) prior to exploration stage	(410,179)	(386,009)
Accumulated (deficit) during exploration stage	(582,227)	-
Total Stockholders’ (deficit)	(906,486)	(300,089)

Total Liabilities and Stockholders’ (deficit)	66,506	9,164

See notes to financial statements

CONSOLIDATED GEMS, INC.
(An Exploration Stage Company)
Statements of Operations
(Unaudited)

	For the three months ended June 30		For the six months ended June 30		For the period from April 1, 2013 to June 30, 2013
	2013	2012	2013	2012
Revenues	A$-	A$-	A$-	A$-	A$-

Cost and expenses
Legal, accounting and professional	13,830	7,022	24,065	15,903	13,830
Administration expense	15,447	27,788	29,382	49,925	15,447
Exploration expenditure	544,389	-	544,389	-	544,389
	573,666	34,810	597,836	65,828	573,666

(Loss) from operations	(573,666)	(34,810)	(597,836)	(65,828)	(573,666)
Foreign currency exchange gain/(loss)	(8,561)	3,675	(8,561)	1,555	(8,561)
(Loss) before income tax	(582,227)	(31,135)	(606,397)	(64,273)	(582,227)
Provision for income tax	-	-	-	-	-

Net (loss)	(582,227)	(31,135)	(606,397)	(64,273)	(582,227)

Basic net (loss) per Common Equivalent Shares	(0.00)	(0.00)	(0.00)	(0.00)	(0.00)

Weighted number of common equivalent shares (000’s)	175,315	175,315	175,315	175,315	175,315

See notes to financial statements

CONSOLIDATED GEMS, INC.
(An Exploration Stage Company)
Statements of Stockholders’ (Deficit)
for the period ended June 30, 2013
 (Unaudited)

	Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated (Deficit) During Development Stage	Accumulated (Deficit) prior to Exploration Stage	Accumulated (Deficit) During Exploration Stage	Total
		A$	A$	A$	A$	A$	A$

Balance, December 31, 2012	175,315,350	16,825	1,574,323	(1,505,228)	(386,009)	-	(300,089)

Net (loss)	-	-	-	-	(24,170)	(582,227)	(606,397)

Balance, June 30, 2013	175,315,350	16,825	1,574,323	(1,505,228)	(410,179)	(582,227)	(906,486)

See notes to financial statements

CONSOLIDATED GEMS, INC.
(An Exploration Stage Company)
Statements of Cash Flows
(Unaudited)

	For the six months ended June 30		For the period from April 1, 2013 to June 30,
	2013 A$	2012 A$	2013 A$

CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss)	(606,397)	(64,273)	(582,227)

Adjustments to reconcile net (loss) to net cash (used) in operating activities
Foreign currency exchange (gain)/loss	8,561	(1,555)	8,561
Net change in prepayments	7,925	(9,963)	4,117
Net change in receivables	(65,439)	-	(65,439)
Net change in accounts payable and accrued expenses	(8,823)	29,827	19,410

Net Cash (used) in Operating Activities	(664,173)	(45,964)	(615,578)

CASH FLOWS FROM FINANCING ACTIVITIES

Advances from affiliate	672,562	46,609	617,869

Net Cash provided by Financing Activities	672,562	46,609	617,869

Effects of Exchange rate on cash	(8,561)	66	(3,543)

Net increase in Cash	172	711	(1,252)

Cash at Beginning of Period	241	902	1,321

Cash at End of Period	69	1,613	69

Supplemental Disclosures

NON CASH FINANCING ACTIVITY
Satisfaction of debt to affiliate through issuance of shares	-	-	-
Forgiveness of debt to affiliate	-	-	-

See notes to financial statements

CONSOLIDATED GEMS, INC.
(An Exploration Stage Company)
Notes to Financial Statements
June 30, 2013

(1)	ORGANIZATION AND BUSINESS

Consolidated Gems, Inc. ("Consolidated Gems” or the “Company"), formerly Electrum International, Inc. is a Delaware corporation originally incorporated in Florida as We Sell for U Corp. (“We Sell for U”). The principal stockholder of Consolidated Gems is Power Developments Pty Ltd., an Australian corporation (“Power”), an entity majority owned by the Company’s President, which owned 94.46% of Consolidated Gems as of June 30, 2013.

In order to take advantage of management’s substantial experience in the location and development of mineral exploration properties, the Company plans to look for opportunities in the resources industry and has identified silver and base metal exploration in Central America and gem opportunities in Australia for its potential business opportunities.

As a result of management’s decision to refocus its efforts from energy opportunities to explore opportunities in the resources industry, effective December 31, 2010, the Company ceased reporting as a development stage company.  Since April 1, 2013, the Company has been evaluating potential gem related projects and has been granted an exploration tenement in New South Wales, Australia.  Accordingly, from April 1, 2013 the Company has been classified as an exploration stage company.

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

(3)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following is a summary of the significant accounting policies followed in connection with the preparation of the financial statements.

Basis of Presentation and Used Estimates

The preparation of financial statements in conformity with US GAAP  requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure on contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

The functional and reporting currency is the Australian dollar.

Mineral Property Acquisition, Exploration Costs and Amortization of Mineral Rights

Mineral property acquisition, exploration and development costs are expensed as incurred until such time as economic reserves are quantified.  To date, the Company has not established any proven or probable  reserves on its mineral properties. When it is determined that a mining deposit can be economically and legally extracted or produced based on established proven and probable reserves, further exploration costs and development costs incurred after such determination will be capitalized. The establishment of proven and probable reserves is based on results of final feasibility studies which indicate whether a property is economically feasible. Upon commencement of commercial production, capitalized costs will be transferred to the appropriate asset category and amortized over their estimated useful lives. Capitalized costs, net of salvage values, relating to a deposit which is abandoned or considered uneconomic for the foreseeable future, will be written off. Mineral rights are amortized over their estimated useful lives being the Company’s estimated rights to tenure.

Foreign Currency Translation

Effective April 1, 2013, the Company’s functional and reporting currency is the Australian dollar.  Revenue and expenses incurred in a currency other than, Australian dollars are translated at the date incurred or invoiced. Assets and liabilities are re-valued at the period end exchange rate where appropriate. Gains or losses from foreign currency transactions are included in the results of operations.

Prior to April 1, 2013, the Company’s functional currency was the US dollar. However, as a result of Australian based activities in the current quarter relating to potential gem projects, the Company’s revenue and expenses will be primarily denominated in Australian dollars (A$). ASC 830 Foreign Currency Translation, states that the functional currency of an entity is the currency of the primary economic environment in which the entity operates. Accordingly the Company determined that from April 1, 2013 the functional currency of the Company is the Australian dollar. Assets, liabilities and equity were translated at the rate of exchange at April 1, 2013. Revenue and expenses were translated at rates at date of transaction. Translation gains and losses, if material, are included as part of accumulated other comprehensive income. The resulting translation at April 1, 2013 was not material.

Restatement of comparative numbers was made for the change in functional and reporting currency.

Goods and Services Tax (“GST”)

Revenues, expenses and assets generated in Australia are subject to Australian GST which requires the supplier to add a 10% GST to predominately all expenses and the cost of assets and for the Company to include a 10% GST to the selling price of a product. Revenues, expenses and assets are recognized net of the amount of GST except where the GST incurred on a purchase of goods and services is not recoverable from the taxation authority, in which case the GST is recognized as part of the cost of acquisition of the assets or as part of the expense item as applicable, and receivables and payables are stated with the amount of GST included. The net amount of GST recoverable from, or payable to, the taxation authority is included as part of receivables or payables in the balance sheet. Cash flows are included in the cash flow statement on a gross basis and the GST component of cash flows arising from investing and financing activities which is recoverable from, or payable to, the taxation authority are classified as operating cash flows. Commitments and contingencies are disclosed net of the amount of GST recoverable from, or payable to, the taxation authority

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

The payable to affiliate at June 30, 2013 of A$919,335 is due to AXIS. During the three months ended June 30, 2013, AXIS provided services in accordance with the services agreement, incurred direct costs on behalf of the Company and advanced funds ofA$617,869. The Company intends to repay the advances from affiliate with funds raised either via additional debt or equity offerings, but as this may not occur within the next 12 months AXIS has agreed not to call the advance within the next twelve months and accordingly the Company has classified the amounts payable as non-current in the accompanying balance sheet.

(5)	INCOME TAXES

Consolidated Gems files its income tax returns on an accrual basis.

The Company files tax returns in the United States. Consolidated Gems has carry-forward losses of approximately A$1,863,000 (US$1,703,000) as of December 31, 2012 which expire in years 2028 through 2032. Due to the uncertainty of the availability and future utilization of those operating loss carry-forwards, management has provided a full valuation against the related tax benefit. The Company’s tax returns for all years since December 31, 2009 remain open to examination by the respective tax authorities.  There are currently no tax examinations in progress.

The Company will be required to file tax return in Australia for 2013. Net operation losses carry-forwards in Australia do not have a definite expiration date and amounted to approximately A$560,000

(6)	FAIR VALUE OF FINANCIAL INSTRUMENTS

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

(7)	COMMITMENTS

Exploration
The Company has to perform minimum exploration work and expend minimum amounts of money on its tenements. The overall expenditure requirement tends to be limited in the normal course of the Company’s tenement portfolio management through expenditure exemption approvals, and expenditure reductions through relinquishment of parts or the whole of tenements deemed non prospective. Should the company wish to preserve interests in its current tenements the amount which may be required to be expended is as follows:

2013 A$
Not later than one year	61,000
Later than one year but not later than five years	61,000
Later than five years but not later than twenty one years	-
122,000

(8)	SUBSEQUENT EVENTS

The Company has evaluated events and transactions after the balance sheet date and through the date the financial statements were issued, and believes that all relevant disclosures have been included herein and there are no other events which require recognition or disclosure in the accompanying interim financial statements.

Item 2.                      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Financial Statements and accompanying notes and the other financial information appearing elsewhere in this report. This report contains numerous forward-looking statements relating to our business. Such forward-looking statements are identified by the use of words such as believes, intends, expects, hopes, may, should, plan, projected, contemplates, anticipates or similar words. Actual operating schedules, results of operations, ore grades and mineral deposit estimates and other projections and estimates could differ materially from those projected in the forward-looking statements. The functional and reporting currency of the Company is the Australian Dollar.  These interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

We have incurred net losses since our inception and may continue to incur substantial and increasing losses for the next several years. Since inception we have incurred accumulated losses of $2,497,634 which was funded primarily by the sale of equity securities and loans from affiliates.

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

As a result of management’s decision to refocus its efforts from energy opportunities to explore opportunities in the resources industry, effective December 31, 2010, the Company ceased reporting as a development stage company. Since April 1, 2013, the Company has been evaluating potential gem related projects and has been granted an exploration tenement in New South Wales, Australia.  Accordingly, from April 1, 2013 the Company has been classified as an exploration stage company.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2013 vs. Three Months Ended June 30, 2012.

Costs and expenses increased from A$34,810 in the three months ended June 30, 2012 to A$573,666 in the three months ended June 30, 2013.

The increase in costs and expenses is a net result of:

a)
an increase in legal, accounting and professional expense from A$7,022 for the three months ended June 30, 2012 to A$13,830 for the three months ended June 30, 2013. Included within legal, accounting and professional expense for the three months ended June 30, 2013 is A$5,008 (2012: A$1,907) for costs associated with the Company’s SEC compliance obligations; A$1,393 (2012: A$2,304) which relates to stock agent transfer fees; and accounting fees  for the three months ended June 30, 2013 is A$7,429 (2012: A$2,811).

b)
a decrease in administrative expense from A$27,788 in the three months ended June 30, 2012 to A$15,447 in the three months ended June 30, 2013, primarily as a result of a decrease in the cost of travel and accommodation expenditure and expenditure relating to the conversion of financial statements to XBRL.

c)
an increase in exploration expenditure expense from nil for the three months ended June 30, 2012 to A$544,389 for the three months ended June 30, 2013. The primary reason for the increase is due to the commencement of exploration activities and there are no comparable figures for the three months ended June 30, 2012.

As a result of the foregoing, the loss from operations increased from A$34,810 for the three months ended June 30, 2012 to a loss from operations of A$573,666 for the three months ended June 30, 2013.

A foreign currency exchange gain of A$3,675 for the three months ended June 30, 2012 compared to a foreign currency exchange loss of A$8,561 for the three months ended June 30, 2013 was recorded as a result of the movement in the US dollar versus the Australian dollar, and the impact of the subsequent revaluation of amounts payable to creditors.

The net loss was A$582,227 for the three months ended June 30, 2013 compared to a net loss of A$31,135 for the three months ended June 30, 2012.

Six Months Ended June 30, 2013 vs. Six Months Ended June 30, 2012.

Costs and expenses increased from A$65,828 in the six months ended June 30, 2012 to A$597,836 in the six months ended June 30, 2013.

The increase in costs and expenses is a net result of:

a)
a increase in legal, accounting and professional expense from A$15,903 for the six months ended June 30, 2012  to A$24,065 for the six months ended June 30, 2013. Included within legal, accounting and professional expense for the six months ended June 30, 2013 is A$7,782 (2012: A$3,968) for costs associated with the Company’s SEC compliance; accounting fee costs for the six months ended June 30, 2013 is A$14,627 (2012: A$9,440); and A$1,656 (2012: A$2,495) which relates to stock agent transfer fees.

b)
A decrease in administrative expense from A$49,925 in the six months ended June 30, 2012 to A$29,382 in the six months ended June 30, 2013, as a result of a decrease in the cost of travel and accommodation, expenditure relating to the conversion of financial statements to XBRL and decreases in the cost of services provided by AXIS in accordance with the service agreement

c)
an increase in exploration expenditure expense from nil for the six months ended June 30, 2012 to A$544,389 for the six months ended June 30, 2013. The primary reason for the increase is due to the commencement of exploration activities and there are no comparable figures for the six months ended June 30, 2012.

As a result of the foregoing, the loss from operations increased from A$65,828 for the six months ended June 30, 2012 to a loss from operations of A$597,836 for the six months ended June 30, 2013.

A foreign currency exchange gain of A$1,555 for the six months ended June 30, 2012 compared to a foreign currency exchange loss of A$8,561 for the six months ended June 30, 2013 was recorded as a result of the movement in the US dollar versus the Australian dollar, and the impact of the subsequent revaluation of amounts payable to creditors.

The net loss was A$606,397 for the six months ended June 30, 2013 compared to a net loss of A$64,273 for the six months ended June 30, 2012.

Liquidity and Capital Resources

For the six months ended June 30, 2013, net cash used in operating activities was A$664,173 consisting of the net loss of A$606,397 offset by a non-cash charge for foreign currency exchange loss of A$8,561, a decrease in accounts payable and accrued expenses of A$8,823, a decrease in prepayments of A$7,925 and an increase in receivables of A$65,439. For the six months ended June 30, 2013, net cash provided by financing activities was A$672,562 consisting of an increase in payable to affiliate.

As of June 30, 2013, the Company had short-term obligations of A$53,657 comprising accounts payable and accrued expenses and had long-term obligations of A$919,335 comprising advances payable to an affiliate.

Our budget for general and administration and for professional expenses for fiscal 2013 is A$0.25 million and A$0.12 million for exploration expenses.  We are currently investigating capital raising opportunities which may be in the form of either equity or debt, to provide funding for working capital purposes. There can be no assurance that such a capital raising will be successful, or that even if an offer of financing is received by the Company, it is on terms acceptable to the Company. The Company has to perform minimum exploration work and expend minimum amounts of money on its tenements. The overall expenditure requirement tends to be limited in the normal course of the Company’s tenement portfolio management through expenditure exemption approvals, and expenditure reductions through relinquishment of parts or the whole of tenements deemed non prospective. Should the company wish to preserve interests in its current tenements the amount which may be required to be expended not later than one year is A$61,000 and later than one year but not later than five years is A$61,000.

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

Forward-looking statements are subject to both known and unknown risks and uncertainties and can be affected by inaccurate assumptions we might make.  Risks, uncertainties and inaccurate assumptions could cause actual results to differ materially from historical results or those currently anticipated. Consequently, no forward-looking statement can be guaranteed.  The potential risks and uncertainties that could affect forward looking statements include, but are not limited to:

●	The risk factors set forth in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012,

●	The possibility that we do not find gems or other minerals or that the gems or other minerals we find are not commercially economical to mine,

●	The risks and hazards inherent in the mineral exploration and development business (including environmental hazards, industrial accidents, weather or geologically related conditions),

●	Changes in the market price of minerals or gems,

●	The effects of environmental and other governmental regulations,

●	The uncertainties inherent in our exploratory activities, including risks relating to permitting and regulatory delays,

●	Estimates of proven and probable reserves are subject to considerable uncertainty,

●	Movements in foreign exchange rates,

●	Increased competition, governmental regulation,

●	Performance of information systems,

●	Ability of the Company to hire, train and retain qualified employees,

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

At June 30, 2013, the Company had no outstanding loan facilities.

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

(b)	Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the second quarter of 2013 that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

(c)	Other

We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.  Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Our disclosure controls and procedures are designed to provide such reasonable assurance of achieving our desired control objectives, and our principal executive officer and principal financial officer have concluded, as of June 30, 2013, that our disclosure controls and procedures were effective in achieving that level of reasonable assurance.

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
101
The following materials from the Consolidated Gems, Inc. Quarterly Report on Form 10-Q for the six months ended June 30, 2013 formatted in Extensible Business Reporting Language (XBRL):  (i) the Statements of Operations, (ii) the Balance Sheets, (iii) the Statements of Cash Flows, (iv) Statement of Stockholders’ (Deficit) and (v) related notes.

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

Date:  August 13, 2013

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

101
The following materials from the Consolidated Gems, Inc. Quarterly Report on Form 10-Q for the six months ended June 30, 2013 formatted in Extensible Business Reporting Language (XBRL):  (i) the Statements of Operations, (ii) the Balance Sheets, (iii) the Statement of Stockholders’ (deficit), (iv) the Statements of Cash Flows and (v) related notes.

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