Form 10-Q
period 2013-09-30
CONSOLIDATED GEMS, INC.
filed 2013-11-14
CIK 1423417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2013
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

There were 175,315,350 shares of common stock outstanding on November 13, 2013.

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

In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary to present fairly the financial position of the Company as of September 30, 2013, the results of its operations for the three and nine month periods ended September 30, 2013 and 2012 and for the cumulative period April 1, 2013 (inception of exploration activities) to September 30, 2013 and the changes in its cash flows for the nine month periods ended September 30, 2013 and 2012 and for the cumulative period April 1, 2013 (inception of exploration activities) to September 30, 2013, have been included.  The results of operations for the interim periods are not necessarily indicative of the results for the full year.

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Foreign Currency Translation

Prior to April 1, 2013, the Company’s functional currency was the US dollar. However, as a result of Australian based activities in the June 2013 quarter relating to potential gem projects, the Company’s revenue and expenses will be primarily denominated in Australian dollars (A$). ASC 830 Foreign Currency Translation, states that the functional currency of an entity is the currency of the primary economic environment in which the entity operates. Accordingly the Company determined that from April 1, 2013 the functional currency of the Company is the Australian dollar. Assets, liabilities and equity were translated at the rate of exchange at April 1, 2013. Revenue and expenses were translated at rates at date of transaction. Translation gains and losses, if material, are included as part of accumulated other comprehensive income.

Restatement of comparative numbers was made for the change in functional and reporting currency.

UNLESS OTHERWISE INDICATED, ALL FINANCIAL INFORMATION PRESENTED IS IN AUSTRALIAN DOLLARS.

CONSOLIDATED GEMS, INC.
(An Exploration Stage Company)
Balance Sheet

	September 30, 2013 (Unaudited)	December 31, 2012
	A$	A$

ASSETS

Current Assets:
Cash	875	241
Receivables	55,951	-
Prepayments	212	8,923
Total Current Assets	57,038	9,164

Non-Current Assets:
Deposits	10,000	-
Total Current Assets	10,000	-

Total Assets	67,038	9,164

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

Current Liabilities:
Accounts payable and accrued expenses	34,575	62,480
Total Current Liabilities	34,575	62,480

Non-Current Liabilities:
Advances from affiliate	946,915	246,773
Total Non-Current Liabilities	946,915	246,773

Total Liabilities	981,490	309,253

Stockholders’ (deficit):
Common stock: US$.0001 par value 500,000,000 shares authorised, and 175,315,350 shares issued and outstanding	16,825	16,825
Additional paid-in capital	1,574,323	1,574,323
Accumulated (deficit) during development stage	(1,505,228)	(1,505,228)
Accumulated (deficit) prior to exploration stage	(410,179)	(386,009)
Accumulated (deficit) during exploration stage	(590,193)	-
Total Stockholders’ (deficit)	(914,452)	(300,089)

Total Liabilities and Stockholders’ (deficit)	67,038	9,164

See notes to financial statements

CONSOLIDATED GEMS, INC.
(An Exploration Stage Company)
Statement of Operations
(Unaudited)

	For the three months ended September 30		For the nine months ended September 30		For the period from April 1,
	2013	2012	2013	2012	2013 to September 30, 2013
Revenues	A$-	A$-	A$-	A$-	A$-

Cost and expenses
Legal, accounting and professional	8,230	10,025	32,295	25,928	22,060
Administration expense	3,894	27,512	33,276	77,437	19,341
Exploration expenditure	-	-	544,389	-	544,389
	12,124	37,537	609,960	103,365	585,790

(Loss) from operations	(12,124)	(37,537)	(609,960)	(103,365)	(585,790)
Foreign currency exchange gain/(loss)	4,158	(4,638)	(4,403)	(3,083)	(4,403)
(Loss) before income tax	(7,966)	(42,175)	(614,363)	(106,448)	(590,193)
Provision for income tax	-	-	-	-	-

Net (loss)	(7,966)	(42,175)	(614,363)	(106,448)	(590,193)

Basic net (loss) per Common Equivalent Shares	(0.00)	(0.00)	(0.00)	(0.00)	(0.00)

Weighted number of common equivalent shares (000’s)	175,315	175,315	175,315	175,315	175,315

See notes to financial statements

CONSOLIDATED GEMS, INC.
(An Exploration Stage Company)
Statement of Stockholders’ (Deficit)
for the period ended September 30, 2013
 (Unaudited)

	Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated (Deficit) During Development Stage	Accumulated (Deficit) prior to Exploration Stage	Accumulated (Deficit) During Exploration Stage	Total
		A$	A$	A$	A$	A$	A$

Balance, December 31, 2012	175,315,350	16,825	1,574,323	(1,505,228)	(386,009)	-	(300,089)

Net (loss)	-	-	-	-	(24,170)	(590,193)	(614,363)

Balance, September 30, 2013	175,315,350	16,825	1,574,323	(1,505,228)	(410,179)	(590,193)	(914,452)

See notes to financial statements

CONSOLIDATED GEMS, INC.
(An Exploration Stage Company)
Statements of Cash Flows
(Unaudited)

	For the nine months ended September 30		For the period from April 1, 2013 to September 30,
	2013 A$	2012 A$	2013 A$

CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss)	(614,363)	(106,448)	(590,193)

Adjustments to reconcile net (loss) to net cash (used) in operating activities
Foreign currency exchange (gain)/loss	4,403	3,083	4,403
Net change in prepayments	8,711	(3,414)	4,903
Net change in receivables and deposits	(65,951)	-	(65,951)
Net change in accounts payable and accrued expenses	(27,905)	5,745	328

Net Cash (used) in Operating Activities	(695,105)	(101,034)	(646,510)

CASH FLOWS FROM FINANCING ACTIVITIES

Advances from affiliate	700,142	102,753	645,449

Net Cash provided by Financing Activities	700,142	102,753	645,449

Effects of exchange rate on cash	(4,403)	349	615

Net increase in cash	634	2,068	(446)

Cash at Beginning of Period	241	905	1,321

Cash at End of Period	875	2,973	875

See notes to financial statements

CONSOLIDATED GEMS, INC.
(An Exploration Stage Company)
Notes to Financial Statements
September 30, 2013

(1)	ORGANIZATION AND BUSINESS

Consolidated Gems, Inc. ("Consolidated Gems” or the “Company"), formerly Electrum International, Inc. is a Delaware corporation originally incorporated in Florida as We Sell for U Corp. (“We Sell for U”). The principal stockholder of Consolidated Gems is Power Developments Pty Ltd., an Australian corporation (“Power”), an entity majority owned by the Company’s President, which owned 94.46% of Consolidated Gems as of September 30, 2013.

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

Basis of Presentation and Used Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure on contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

Prior to April 1, 2013, the Company’s functional currency was the US dollar. However, as a result of Australian based activities in the second quarter relating to potential gem projects, the Company’s revenue and expenses are now primarily denominated in Australian dollars (A$). ASC 830 Foreign Currency Translation, states that the functional currency of an entity is the currency of the primary economic environment in which the entity operates. Accordingly the Company determined that from April 1, 2013 the functional currency of the Company is the Australian dollar. Assets, liabilities and equity were translated at the rate of exchange at April 1, 2013. Revenue and expenses were translated at rates at date of transaction. Translation gains and losses, if material, are included as part of accumulated other comprehensive income. The resulting translation at April 1, 2013 was not material.

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

In January 2009, the Company entered into an agreement with AXIS Consultants Pty Ltd (“AXIS”) to provide geological, management and administration services to the Company. AXIS is affiliated through common management and is incorporated in Australia. The Company’s President and director, Mr Gutnick, is also a director of AXIS and Mr Lee is Chief Financial Officer and Secretary of the Company and is also Company Secretary of AXIS. The Company is one of nine affiliated companies under common management with AXIS. Each of the companies has some common Directors, officers and shareholders. In addition, each of the companies is substantially dependent upon AXIS for its senior management and administration staff. It has been the intention of the affiliated companies and respective Boards of Directors that each of such arrangements or transactions should accommodate the respective interest of the relevant affiliated companies in a manner which is fair to all parties and equitable to the shareholders of each. Currently, there are no material arrangements or planned transactions between the Company and any of the other affiliated companies other than AXIS.

The payable to affiliate at September 30, 2013 of A$946,915 is due to AXIS. During the nine months ended September 30, 2013, AXIS provided services in accordance with the services agreement, incurred direct costs on behalf of the Company and advanced funds of A$700,142. The Company intends to repay the advances from affiliate with funds raised either via additional debt or equity offerings, but as this may not occur within the next 12 months AXIS has agreed not to call the advance within the next twelve months and accordingly the Company has classified the amounts payable as non-current in the accompanying balance sheet.

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

The Company will be required to file a tax return in Australia for 2013. Net operation loss carry-forwards in Australia do not have a definite expiration date and amounted to approximately A$590,000

(6)	FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist of cash, receivables, accounts payable and accrued expenses, and advances from affiliate. The carrying amounts of cash, receivables, accounts payable and accrued expenses approximate their respective fair values because of the short term nature of those instruments. The fair value of the advances from affiliate is not determinable as it is due to an affiliated entity, no market exists for similar instruments and settlement date is uncertain.

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

2013 A$
Not later than one year	35,583
Later than one year but not later than five years	61,000
Later than five years but not later than twenty one years	-
96,583

(8)	SUBSEQUENT EVENTS

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

We have incurred net losses since our inception and may continue to incur substantial and increasing losses for the next several years. Since inception we have incurred accumulated losses of A$2,505,600 which was funded primarily by the sale of equity securities and loans from affiliates.

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

As set out in Notes to Financial Statements – Affiliate Transactions, the Company is managed by AXIS.  Certain costs and expenses are incurred by the Company and certain costs and expenses are incurred by AXIS on behalf of the Company and billed to the Company by AXIS.  The total amount of expenses billed to the Company by AXIS for the nine months ended September 30, 2013 was A$700,142 (2012: A$102,753).

RESULTS OF OPERATIONS

Three Months Ended September 30, 2013 vs. Three Months Ended September 30, 2012.

Costs and expenses decreased from A$37,537 in the three months ended September 30, 2012 to A$12,124 in the three months ended September 30, 2013.

The decrease in costs and expenses is a net result of:

a)
an decrease in legal, accounting and professional expense from A$10,025 the three months ended September 30, 2012 to A$8,230 for the three months ended September 30, 2013. Included within legal, accounting and professional expense for the three months ended September 30, 2013 is A$500 (2012: A$3,202) for costs associated with the Company’s SEC compliance obligations; A$1,730 (2012: A$226) which relates to stock agent transfer fees; and accounting fees  for the three months ended September 30, 2013 is A$6,000 (2012: A$6,597).

b)
a decrease in administrative expense from A$27,512 in the three months ended September 30, 2012 to A$3,894 in the three months ended September 30, 2013, primarily as a result of a decrease in the cost of services provided by AXIS in accordance with the service agreement and expenditure relating to the conversion of financial statements to XBRL. Included within the administrative expenses of A$3,894 (2012: A$27,512) is an amount of A$3,709 (2012: A$17,009) billed to us by AXIS.

c)
no exploration expenditure incurred for the three months ended  September 30, 2013 nor September 30, 2012 as no exploration activities were performed during either period. The Company has conducted further assessment on the recent acquisitions in the fourth quarter.

As a result of the foregoing, the loss from operations decreased from A$37,537 for the three months ended September 30, 2012 to a loss from operations of A$12,124 for the three months ended September 30, 2013.

A foreign currency exchange loss of A$4,638 for the three months ended September 30, 2012 compared to a foreign currency exchange gain of A$4,158 for the three months ended September 30, 2013 was recorded as a result of the movement in the US dollar versus the Australian dollar, and the impact of the subsequent revaluation of amounts payable to creditors.

The net loss was A$7,966 for the three months ended September 30, 2013 compared to a net loss of A$42,175 for the three months ended September 30, 2012.

Nine Months Ended September 30, 2013 vs. Nine Months Ended September 30, 2012.

Costs and expenses increased from A$103,365 in the nine months ended September 30, 2012 to A$609,960 in the nine months ended September 30, 2013.

The increase in costs and expenses is a net result of:

a)
an increase in legal, accounting and professional expense from A$25,928 for the nine months ended September 30, 2012 to A$32,295 for the nine months ended September 30, 2013. Included within legal, accounting and professional expense for the nine months ended September 30, 2013 is A$8,282 (2012: A$7,202) for costs associated with the Company’s SEC compliance; accounting fee costs for the nine months ended September 30, 2013 is A$20,627 (2012: A$16,066); and A$3,385 (2012: A$2,660) which relates to stock agent transfer fees.

b)
a decrease in administrative expense from A$77,437 in the nine months ended September 30, 2012 to A$33,276 in the nine months ended September 30, 2013, as a result of a decrease in the cost of travel and accommodation, expenditure relating to the conversion of financial statements to XBRL and decreases in the cost of services provided by AXIS in accordance with the service agreement.  Included within the administrative expenses of A $33,276 (2012: A$77,437) is an amount of A $21,681 (2012: A$44,826) billed to us by AXIS.

c)
an increase in exploration expenditure expense from A$nil for the nine months ended September 30, 2012 to A$544,389 for the nine months ended September 30, 2013. The primary reason for the increase is due to the commencement of exploration activities and there are no comparable figures for the nine months ended September 30, 2012.  Included within the exploration expenses of A$544,389 (2012: $Anil) is an amount of A$544,389 (2012: nil) billed to us by AXIS.

As a result of the foregoing, the loss from operations increased from A$103,365 for the nine months ended September 30, 2012 to a loss from operations of A$609,960 for the nine months ended September 30, 2013.

A foreign currency exchange loss of A$3,083 for the nine months ended September 30, 2012 compared to a foreign currency exchange loss of A$4,403 for the nine months ended September 30, 2013 was recorded as a result of the movement in the US dollar versus the Australian dollar, and the impact of the subsequent revaluation of amounts payable to creditors.

The net loss was A$614,363 for the nine months ended September 30, 2013 compared to a net loss of A$106,448 for the nine months ended September 30, 2012.

Liquidity and Capital Resources

For the nine months ended September 30, 2013, net cash used in operating activities was A$695,105 consisting of the net loss of A$614,363 offset by a non-cash charge for foreign currency exchange gain of A$4,403, a decrease in accounts payable and accrued expenses of A$27,905, a decrease in prepayments of A$8,711 and an increase in receivables and deposits of A$65,951. For the nine months ended September 30, 2013, net cash provided by financing activities was A$700,142 consisting of an increase in payable to affiliate.

As of September 30, 2013, the Company had short-term obligations of A$34,575 comprising accounts payable and accrued expenses and had long-term obligations of A$946,915 comprising advances payable to an affiliate.

Our budget for general and administration and for professional expenses for the remaining fiscal 2013 is A$0.05 million and A$0.10 million for exploration expenses.  We are currently investigating capital raising opportunities which may be in the form of either equity or debt, to provide funding for working capital purposes. There can be no assurance that such a capital raising will be successful, or that even if an offer of financing is received by the Company, it is on terms acceptable to the Company. The Company has to perform minimum exploration work and expend minimum amounts of money on its tenements. The overall expenditure requirement tends to be limited in the normal course of the Company’s tenement portfolio management through expenditure exemption approvals, and expenditure reductions through relinquishment of parts or the whole of tenements deemed non prospective. Should the Company wish to preserve interests in its current tenements the amount which may be required to be expended not later than one year is A$35,583 and later than one year but not later than five years is A$61,000.

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

At September 30, 2013, the Company had no outstanding loan facilities.

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

(b)	Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the third quarter of 2013 that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

(c)	Other

We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.  Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Our disclosure controls and procedures are designed to provide such reasonable assurance of achieving our desired control objectives, and our principal executive officer and principal financial officer have concluded, as of September 30, 2013, that our disclosure controls and procedures were effective in achieving that level of reasonable assurance.

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
101
The following materials from the Consolidated Gems, Inc. Quarterly Report on Form 10-Q for the nine months ended September 30, 2013 formatted in Extensible Business Reporting Language (XBRL):  (i) the Statements of Operations, (ii) the Balance Sheets, (iii) the Statements of Cash Flows, (iv) Statement of Stockholders’ (Deficit) and (v) related notes.

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

Date:  November 13, 2013

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

101
The following materials from the Consolidated Gems, Inc. Quarterly Report on Form 10-Q for the nine months ended September 30, 2013 formatted in Extensible Business Reporting Language (XBRL):  (i) the Statements of Operations, (ii) the Balance Sheets, (iii) the Statement of Stockholders’ (deficit), (iv) the Statements of Cash Flows and (v) related notes.

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