Form 10-K
period 2013-12-31
CONSOLIDATED GEMS, INC.
filed 2014-03-31
CIK 1423417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-K
———————

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the fiscal year ended: December 31, 2013
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
Common Stock, par value US$.0001 per share

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

(a)
The aggregate market value based on the average bid and asked price on the over-the-counter market of the registrant’s common stock (“Common Stock”) held by non-affiliates of the Company was US$1,440,000 as at June 30, 2013.

There were 175,315,350 outstanding shares of Common Stock as of March 27, 2014.

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

Foreign Currency Translation

Prior to April 1, 2013, the Company’s functional currency was the US dollar. However, as a result of Australian based activities in the June 2013 quarter relating to potential gem projects, the Company’s revenue and expenses will be primarily denominated in Australian dollars (A$). ASC 830 Foreign Currency Translation, states that the functional currency of an entity is the currency of the primary economic environment in which the entity operates. Accordingly the Company determined that from April 1, 2013 the functional and reporting currency of the Company is the Australian dollar. Assets, liabilities and equity were translated at the rate of exchange at April 1, 2013. Revenue and expenses were translated at rates at date of transaction. Translation gains and losses were not material.

Restatement of comparative numbers was made for the change in functional and reporting currency.

UNLESS OTHERWISE INDICATED, ALL FINANCIAL INFORMATION PRESENTED IS IN AUSTRALIAN DOLLARS.

Item 1                 Business

Description Of Business

Introduction

Consolidated Gems, Inc. ("Consolidated Gems” or the “Company", “we,” “our” or “us”), formerly Electrum International, Inc. is a Delaware corporation that was originally incorporated in Florida as We Sell for U Corp. (“We Sell for U”) on November 12, 2007. The principal stockholder of Consolidated Gems is Power Developments Pty Ltd., an Australian corporation (“Power”), an entity majority owned by the Company’s president, which owned 94.46% of Consolidated Gems as of December 31, 2013.

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

Effective on August 12, 2009, the Company completed the reincorporation from a Florida corporation to a Delaware corporation through a merger with and into its wholly-owned subsidiary, Consolidated Gems. Each issued and outstanding share of common stock, par value US$0.0001 per share, of We Sell For U Corp., a Florida-incorporated company, was automatically converted into one issued and outstanding share of common stock, par value US$0.0001 per share, of Consolidated Gems, a Delaware-incorporated company. The number of authorized shares of capital stock was increased to five hundred twenty million (520,000,000) shares, of which five hundred million (500,000,000) shares shall be Common Stock and twenty million (20,000,000) shares shall be Preferred Stock, each with a par value of US$.0001 per share. For purposes of the Company’s reporting status with the Securities and Exchange Commission, Consolidated Gems is deemed a successor to We Sell for U.

On June 30, 2011, the Company issued 2,515,350 shares of common stock at an issue price of US$0.60, being the closing price on the date of issue, to AXIS Consultants Pty Ltd (“AXIS”) in satisfaction of a loan balance of US$1,509,210.

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

The report of our independent registered public accounting firm on our financial statements as of December 31, 2013 and 2012, and for the years ended December 31, 2013 and 2012, includes an explanatory paragraph questioning our ability to continue as a going concern. This paragraph indicates that we have not yet commenced revenue producing operations, have incurred net losses from inception, and have an accumulated (deficit) of A$2,595,900, which conditions raise substantial doubt about our ability to continue as a going concern.  Our financial statements do not include any adjustment that might result from the outcome of this uncertainty.

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

Mr. Joseph Gutnick, our Executive Chairman and President, beneficially owned 165.6 million shares of our common stock, which represented approximately 94% of our shares outstanding as of March 27, 2014. As a result, Mr. Gutnick has and is expected to continue to have the ability to appoint our Board of Directors and to determine the outcome of all other issues submitted to our stockholders. The interests of Mr. Gutnick may not always coincide with our interests or the interests of other stockholders, and subject to his fiduciary duties as a director, he may act in a manner that advances his best interests and not necessarily those of other stockholders. One consequence to this substantial influence or control is that it may not be possible for investors to remove management of the Company. It could also deter unsolicited takeover, including transactions in which stockholders might otherwise receive a premium for their shares over then current market prices.

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

Pursuant to a services agreement, AXIS provides us with office facilities, and some administrative personnel and services, management staff and services. No fixed fee is set in the agreement and we are required to reimburse AXIS for any direct costs incurred by AXIS for us.  In addition, we pay a proportion of AXIS indirect costs based on a measure of our utilization of the facilities and activities of AXIS plus a service fee of not more than 15% of the direct and indirect costs.  AXIS has not charged a service fee for this fiscal year. This service agreement may be terminated by us or AXIS on 60 days’ notice. See Item 13 “Certain Relationships and Related Party Transactions.”  AXIS billed Consolidated Gems, Inc, as per the services agreement, for 2013 a total of A$697,303 (2012: A$77,487).

We are one of nine affiliated companies. Each of the companies has some common Directors, officers and shareholders. In addition, each of the companies is substantially dependent upon AXIS for its senior management and certain mining and exploration staff.  A number of arrangements and transactions have been entered into from time to time between such companies. Currently, there are no material arrangements or planned transactions between the Company and any of the other affiliated companies other than AXIS.  However, it is possible we may enter into such transactions in the future which could present conflicts of interest. In addition, there may be conflicts among the Company and the other companies that AXIS provides services to with respect to access to executive and administrative personnel and other resources.

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

The Company has received advances from AXIS in connection with the ongoing business relationship between the two parties, which have been disclosed in the Company’s SEC reports, but which are not specifically provided for in the AXIS Services Agreement. Historically, the shortfall in our cash receipts has been covered by cash advances from AXIS. The purpose of such advances is to assist us in meeting our ongoing cash flow requirements. The parties are in discussions in relation to the Company providing security to AXIS for the amount outstanding and such discussions are anticipated to be concluded by the end of the second fiscal quarter of 2014, however no agreement has been reached to-date. Our director (Mr. Gutnick) is also a director of AXIS and Mr. Peter Lee is Chief Financial Officer & Company Secretary of AXIS and owe fiduciary obligations to both parties. It is the intention of the Boards of Directors of AXIS and the Company that this issue be resolved in a manner that is fair to all parties and equitable to the shareholders of each, but there are no agreements or understandings addressing the priority or dispensation of fiduciary duties with respect to the discussions to resolve the amount outstanding owed to AXIS or any other conflict of interest with AXIS or other affiliates. See Item 13 “Certain Relationships and Related Transactions, and Director Independence.”

Future Sales of Common Stock Could Depress The Price Of Our Common Stock

Future sales of substantial amounts of common stock pursuant to Rule 144 under the Securities Act of 1933 or otherwise by certain stockholders could have a material adverse impact on the market price for the common stock at the time. As at March 27, 2014 there were 168,115,350 outstanding shares of common stock which are deemed “restricted securities” as defined by Rule 144 under the Securities Act or control securities. Under certain circumstances, these shares may be sold without registration pursuant to the provisions of Rule 144 following the expiration of one year after the Company ceases to be a shell company. In general, under rule 144, a person (or persons whose shares are aggregated) who has satisfied a six-month holding period and who is not an affiliate of the Company may sell restricted securities without limitation as long as the Company is current in its SEC reports. A person who is an affiliate of the Company may sell within any three-month period a number of restricted securities and/or control securities which does not exceed the greater of one (1%) percent of the shares outstanding or the average weekly trading volume during the four calendar  weeks preceding the notice of sale required by Rule 144. In addition, Rule 144 permits, under certain circumstances, the sale of restricted securities by a non-affiliate without any limitations after a one-year holding period. Any sales of shares by stockholders pursuant to Rule 144 may have a depressive effect on the price of our Common stock.

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

A Low Market Price May Severely Limit The Potential Market For Our Common Stock

Our common stock is currently trading at a price substantially below US$5.00 per share, subjecting trading in the stock to certain SEC rules requiring additional disclosures by broker-dealers. These rules generally apply to any equity security that has a market price of less than US$5.00 per share, subject to certain exceptions (a “penny stock”). Such rules require the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and institutional or wealthy investors. For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to the sale.  The broker-dealer also must disclose the commissions payable to the broker-dealer, current bid and offer quotations for the penny stock and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market.  Such information must be provided to the customer orally or in writing before or with the written confirmation of trade sent to the customer.  Monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stock.  The additional burdens imposed upon broker-dealers by such requirements could discourage broker-dealers from effecting transactions in our common stock.

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

The following table sets out the high and low bid information for the common stock as reported by the OTC Bulletin Board for each period/quarter indicated in US$:

Calendar Period	High Bid(1)	Low Bid(1)

2012
First Quarter	0.60	0.60
Second Quarter	1.00	0.60
Third Quarter	0.99	0.99
Fourth Quarter	0.99	0.01

2013
First Quarter	0.51	0.25
Second Quarter	0.45	0.15
Third Quarter	0.30	0.10
Fourth Quarter	0.10	0.03

(1)	The quotations set out herein reflect inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily reflect actual transactions.

As of December 31, 2013 and as at March 27, 2014, there were 175,315,350 shares of common stock issued and outstanding.

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

Shareholders

As of December 31, 2013, the Company had 12 shareholders of record. Within the holders of record of the Company's Common Stock are depositories such as Cede & Co., a nominee for The Depository Trust Company (or DTC), that hold shares of stock for brokerage firms which, in turn, hold shares of stock for one or more beneficial owners. Accordingly, the Company believes there are many more beneficial owners of its Common Stock whose shares are held in "street name", not in the name of the individual shareholder

Transfer Agent

Our United States Transfer Agent and Registrar is Continental Stock Transfer & Trust Company.

Item 6                 Selected Financial Data

Our selected financial data presented below for the years ended December 31, 2013 and December 31, 2012 and the balance sheet data at December 31, 2013 and 2012 have been derived from financial statements, which have been audited by PKF O’Connor Davies, A Division of O’Connor Davies, LLP (PKF O’Connor Davies). The selected financial data should be read in conjunction with our financial statements for the years ended December 31, 2013 and 2012, and Notes thereto, which are included elsewhere in this Annual Report.

Statement of Operations Data

	2013	2012
	A$	A$
Revenues	-	-

Costs and expenses	699,034	169,554

(Loss) from operations	(699,034)	(169,554)

Foreign currency exchange (loss)	(5,630)	(2,502)

Other income – interest	1	-

(Loss) before income tax	(704,663)	(172,056)

Provision for income tax	-	-

Net (loss)	(704,663)	(172,056)

	A$	A$
Net (loss) per share per common equivalent share	(0.00)	(0.00)

Weighted average number of common equivalent shares outstanding (000’s)	175,315	175,315

Balance Sheet Data
	A$	A$
Total assets	22,744	9,164
Total liabilities	(1,027,496)	(309,253)

Stockholders’ (deficit)	(1,004,752)	(300,089)

Item 7.                 Management’s Discussion and Analysis of Financial Condition and Results of Operation

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

We have incurred net losses since our inception and may continue to incur substantial and increasing losses for the next several years. Since inception we have incurred accumulated (deficit) of  A$2,595,900 which was funded primarily by advances from affiliates and by the sale of equity securities.

In order to take advantage of management’s substantial experience in the location and development of mineral exploration properties, the Company plans to look for opportunities in the resources industry and has identified silver and base metal exploration in Central America and gem opportunities in Australia for its potential business opportunities.

 As a result of management’s decision to refocus its efforts from energy opportunities to explore opportunities in the resources industry, effective March 31, 2013, the Company ceased reporting as a development stage company.  Since April 1, 2013, the Company has been evaluating potential gem related projects and has been granted an exploration tenement in New South Wales, Australia.  Accordingly, from April 1, 2013 the Company has been classified as an exploration stage company.

In January 2009, the Company entered into an agreement with AXIS Consultants Pty Ltd (“AXIS”) to provide geological, management and administration services to the Company. AXIS has some common management and is incorporated in Australia. AXIS is paid by each company it manages for the costs incurred by it in carrying out the administration function for each such company. Pursuant to the Service Agreement, AXIS performs such functions as payroll, maintaining employee records required by law and by usual accounting procedures, providing insurance, legal, human resources, company secretarial, land management, certain exploration and mining support, financial, accounting advice and services. AXIS procures items of equipment necessary in the conduct of the business of the Company. AXIS also provides for the Company various services, including but not limited to the making available of office supplies, office facilities and any other services as may be required from time to time by the Company as and when requested by the Company. We are required to reimburse AXIS for any direct costs incurred by AXIS for the Company.  In addition, we are required to pay a proportion of AXIS’s overhead cost based on AXIS’s management estimate of our utilization of the facilities and activities of AXIS plus a service fee of not more than 15% of the direct and overhead costs. Amounts invoiced by AXIS are required to be paid by us. Under the agreement, we are not permitted to obtain from sources other than AXIS, and we are not permitted to perform or provide ourselves, the services contemplated by the Service Agreement, unless we first request AXIS to provide the service and AXIS fails to provide the service within one month. As our arrangements with AXIS have evolved, the arrangements have changed, which have verbally been agreed to by AXIS, as a result of the requirements of certain suppliers to be able to deal directly with us. In these cases, AXIS does not charge us a management or service fee in respect to these arrangements with suppliers who deal with us directly. The types of services that are provided directly to us include audit and tax services, legal services, stock transfer services and Delaware franchise tax.

Results of Operations

As set out in Management’s Discussion and Analysis of Financial Condition and Results of Operation – Overview, the Company is managed by AXIS. Certain costs and expenses are incurred by the Company and certain costs and expenses are incurred by AXIS on behalf of the Company and billed to the Company by AXIS. The total amount of expenses billed to the Company by AXIS in fiscal 2013 was A$697,303 (2012: A$77,487). The discussion in the next paragraphs relates to costs and expenses of the Company, incurred by both the Company; and by AXIS that are billed to the Company.

Year ended December 31, 2013 versus Year ended December 31, 2012

Total costs and expenses have increased from A$169,554 for the year ended December 31, 2012 to A$699,034 for the year ended December 31, 2013.  The increase was a net result of:

i)
An increase in legal, accounting and professional costs from A$52,761 for the year ended December 31, 2012 to A$60,513 for the year ended December 31, 2013. Included within legal, accounting and professional costs for the year ended December 31, 2013 is A$10,907 for stock transfer agent fees for management of the share register (2012: A$10,639), A$2,558 for legal expenses (2012: A$4,207), A$128 for professional consultant fees (2012: A$955), and A$46,920 for audit and tax fees and professional services in relation to financial statements in the quarterly reports on Form 10-Q and annual reports on Form 10-K (2012: A$36,953).

ii)
A decrease in administrative expenses from A$116,793 for the year ended December 31, 2012 to A$64,132 for the year ended December 31, 2013.  Included with administrative expenses for the year ended December 31, 2013 is A$26,955 for charges by AXIS for salaries incurred on behalf of the Company which relate to amounts paid to the President and Chief Executive Officer, Secretary and Chief Financial Officer and other staff of AXIS who provide services to the Company (2012: A$65,899); A$2,604 for information systems costs (2012: A$2,114); A$26,151 for lodgement of company filings with the SEC (2012: A$26,186); telecommunication costs of A$nil for the year ended December 31, 2013 (2012: A$2,426); insurance costs of A$3,952 (2012: A$6,493); travel and accommodation costs of A$821 incurred (2012: A$8,967); storage costs of A$982 (2012: A$1,034); printing and stationary costs of A$61 (2012: A$1,029); bank charges pf A$1,176 (2012: A$966) and administration fees of A$1,430 (2012: A$1,282).  The decrease is primarily as a result of a decrease in the cost of services provided by AXIS in accordance with the service agreement.

iii)
An increase in exploration expenditure expense from  A$nil for the year ended December 31, 2012 to A$574,389 for the year ended December 31, 2013. The primary reason for the increase is due to the commencement of exploration activities in 2013and there are no comparable figures for the previous twelve months ending December 31, 2012.

Accordingly, the loss from operations increased from A$169,554 for the year ended December 31, 2012 to A$699,034 for the year ended December 31, 2013.

Foreign currency exchange loss increased from A$2,502 for the year ended December 31, 2012 to A$5,630 for the year ended December 31, 2013 primarily due to the conversion of the Company’s functional currency from the US dollar to the Australian dollar from the April 1, 2013.  The balance of the foreign currency exchange loss was due to the revaluation of amounts payable to affiliates which are denominated in Australian dollars through March 31, 2013.

The net loss for the year ended December 31, 2012 was A$172,056 compared to a net loss for the year ended December 31, 2013 of A$704,663.

Liquidity and Capital Resources

For fiscal 2013, net cash used in operating activities was A$718,406 primarily consisting of the net loss of A$704,663, offset by a non-cash charge for foreign currency exchange loss of A$5,630, a decrease in prepayments of A$3,871, an increase in receivables of A$15,422 and a decrease in accounts payable and accrued expenses of A$7,822.  Financing activities in 2013 consisted of an advance of A$726,065 from AXIS. All of the Company’s operations since inception have been funded by AXIS.

As of December 31, 2013, the Company has short term obligations of A$54,658 comprising accounts payable and accrued expenses, and had long term obligations of A$972,838 comprising advances payable to an affiliate.

During 2013, AXIS charged the Company A$136,115 for management and administration services and A$561,188 for exploration services. The net amount owed by the Company to AXIS at December 31, 2013 of A$972,838 is included under non-current liabilities.

The Company has funded operations since inception through advances from affiliated entities. The Company’s ability to continue operations through 2014 is dependent upon future funding from affiliated entities, capital raisings, or its ability to commence revenue producing operations and positive cash flows, of which there can be no assurance. AXIS has advised it does not currently intend to require repayment of these advances prior to December 31, 2014, accordingly the Company has decided to classify the amounts payable as non-current in the accompanying balance sheets.

The Company continues to search for additional sources of capital, as and when needed; however, there can be no assurance funding will; be successfully obtained. Even if it is obtained, there is no assurance that it will not be secured on terms that are highly dilutive to existing shareholders.

As a result of management’s decision to refocus its efforts from energy opportunities to explore opportunities in the resources industry, effective March 31, 2013, the Company ceased reporting as a development stage company.  Since April 1, 2013, the Company has been evaluating potential gem related projects and has been granted an exploration tenement in New South Wales, Australia.  Accordingly, from April 1, 2013 the Company has been classified as an exploration stage company.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of Consolidated Gems as a going concern. However, Consolidated Gems has limited assets, has not yet commenced revenue producing operations and has sustained recurring losses since inception.

Our budget for general and administration and for professional expenses for fiscal 2014 is A$0.25 million.  Once we have identified a specific exploration or mining project we will also need to prepare a budget for these activities.  We are currently investigating capital raising opportunities which may be in the form of either equity or debt, to provide funding for working capital purposes. There can be no assurance that such a capital raising will be successful, or that even if an offer of financing is received by the Company, it is on terms acceptable to the Company.

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

At December 31, 2013, the Company had no outstanding borrowings under Loan Facilities.

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

(b)	Management’s Report on Internal Control over Financial Reporting

       Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d – 15(f) under the Securities Exchange Act of 1934, as amended.  Under the supervision of management and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO 1992 Framework).  Based on our evaluation of internal control over financial reporting, our management concluded that our internal control over financial reporting was effective as of December 31, 2013.

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

       We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.  Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Our disclosure controls and procedures are designed to provide such reasonable assurance of achieving our desired control objectives, and our principal executive officer and principal financial officer have concluded, as of December 31, 2013, that our disclosure controls and procedures were effective in achieving that level of reasonable assurance.

Item 9B               Other Information

None.

PART III

Item 10.               Directors and Executive Officers and Corporate Governance

The following table sets forth our director and officer, their ages and all offices and positions with our company.  Officers and other employees serve at the will of the Board of Directors.

Name	Age	Position(s) Held
Joseph Gutnick	61	Chairman, President and Chief Executive Officer
Peter Lee	56	Secretary, Chief Financial Officer and Principal Accounting Officer

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

Joseph Gutnick

Mr. Gutnick is a leading mining industry entrepreneur and has been President and a Director since December 2008, and Chief Executive Officer from December 2008 to June 2011, (re-appointed in April 2012) and Executive Chairman since June 2011. He has been a Director of numerous publicly listed companies in Australia and the USA specialising in the mining sector since 1980. He is currently President, Director and CEO of Legend International Holdings Inc. (since 2004), Golden River Resources Corporation (for more than 10 years), and Aurum, Inc. (since 2009), which are US corporations listed on the OTC market in the USA, President and CEO of Northern Capital Resources Corp, Great Central Resources Corporation, US corporations, and Executive Chairman and Managing Director of Merlin Diamonds Limited, Top End Minerals Limited and Quantum Resources Limited; and Non-Executive Chairman of Blackham Resources Limited which are listed on the Australian Stock Exchange. He has previously been a Director of Acadian Mining Corporation and Royal Roads Corporation in the last five years. Mr. Gutnick has been responsible for overseeing the discovery of the Plutonic gold deposit and the discovery, development and operation of the world class Bronzewing and Jundee gold mines in Australia. He was awarded the Diggers award at the 1997 Diggers and Dealers Industry Awards and is a former Director of the World Gold Council. He is a Fellow of the Australasian Institute of Mining & Metallurgy and the Australian Institute of Management and a Member of the Australian Institute of Company Directors.

Mr. Gutnick’s extensive experience in leading teams in building and operating major mining operations in Australia as well as his experience in founding and serving as the chief executive officer and chairman of a number of public companies will provide our Board with valuable executive leadership and management experience.

Peter Lee

Mr. Lee has been Chief Financial Officer and Principal Accounting Officer since December 2008. Mr. Lee is a Member of the Institute of Chartered Accountants in Australia, a Fellow of the Governance Institute in Australia, a Member of the Australian Institute of Company Directors and holds a Bachelor of Business (Accounting) from Royal Melbourne Institute of Technology. He has over 30 years commercial experience and is currently CFO and Secretary of Legend International Holdings Inc, (since 2005) Director, CFO and Secretary of Golden River Resources Corporation (for more than 10 years), and Secretary of Aurum, Inc. (since 2009), which are US corporations listed on the OTC market in the USA; CFO and Secretary of Northern Capital Resources Corporation and Great Central Resources Corporation, US Corporations; and CFO and Secretary of Merlin Diamonds Limited, Director, CFO and Secretary of Top End Minerals Limited and Quantum Resources Limited, all listed on the Australian Securities Exchange. He was a Director of Acadian Mining Corporation, which was listed on the Toronto Stock Exchange until October 2013.

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

Board, Audit Committee and Remuneration Committee Meetings

Our Board of Directors consists of one director. During fiscal 2013, our Board of Directors had one meeting. The Board of Directors also use resolutions in writing to deal with certain matters, and during fiscal 2013, one resolution in writing was signed by the Director.

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

Audit Committee

At December 31, 2013, the Company had not formed an audit committee or adopted an audit committee charter. In lieu of an audit committee, the Company's board of directors assumes the responsibilities that would normally be those of an audit committee. Given the limited scope of the Company’s operations to date, the Board of Directors does not at present have a director that would qualify as an audit committee financial expert under the applicable federal securities law regulations.

Remuneration Committee

At December 31, 2013, the Company had not formed a remuneration committee or adopted a remuneration committee charter. In lieu of a remuneration committee, the Company's board of directors assumes the responsibilities that would normally be those of an remuneration committee.

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

Item 11.               Executive Compensation.

The following table sets forth the annual salary, bonuses and all other compensation awards and pay outs on account of our Chief Executive Officer for services rendered to us during the fiscal years ended December 31, 2013 and 2012. No other executive officer received more than US$100,000 per annum during this period.

Summary Compensation Table
Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Joseph Gutnick, Chairman of the Board, President and CEO (1)	2013 2012	US$11,927 US$31,230	- -	- -	- -	- -	- -	- -	US$11,927 US$31,230

Notes:
(1)	Joseph Gutnick resigned as CEO on June 6, 2011 and was re-appointed as CEO on April 30, 2012.

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

Compensation of Directors

The Company’s directors who are also executive officers of the Company did not receive any separate compensation during fiscal 2013 for serving as directors of the Company.

Item 12.               Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of our common stock by each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, each of our directors and named executive officers, and all of our directors and executive officers as a group as of March 26, 2014.

Title of Class	Name and Address of Beneficial Owner*	Amount and nature of Beneficial Owner		Percentage of class (1)
Shares of common stock Shares of common stock	Joseph Gutnick Peter J. Lee	165,600,000 -	(2)	94.46 -
	All officers and Directors as a group	165,600,000		94.46
*	Unless otherwise indicated, the address of each person is c/o Consolidated Gems, Inc., Level 8, 580 St. Kilda Road, Melbourne, Victoria 3004 Australia

Notes:

(1)	Based on 175,315,350 shares outstanding as of March 26, 2014.
(2)	Includes 165,600,000 shares owned by Power Developments Pty Ltd, of which Mr. Joseph Gutnick is the sole Director and stockholder.

Item 13.               Certain Relationships and Related Transactions

In January 2009, the Company entered into an agreement with AXIS Consultants Pty Ltd to provide geological, management and administration services to the Company. AXIS has some common management and is incorporated in Australia. One of the Company’s directors (Mr. Joseph Gutnick) is also a director of AXIS and Mr. Peter Lee is Chief Financial Officer and Company Secretary of AXIS and owe fiduciary duties to both parties. AXIS’ principal business is to provide geological, management and administration services to companies. We are one of nine affiliated companies that AXIS provides services to, namely, Legend International Holdings, Inc, Quantum Resources Limited, Merlin Diamonds Ltd, Top End Minerals Ltd, Northern Capital Resources Corp, Golden River Resources Corp, Great Central Resources Corp., Aurum Inc, Consolidated Gems Inc,.

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

AXIS is paid by each company it manages for the costs incurred by it in carrying out the administration function for each such company. Pursuant to the Service Agreement, AXIS performs such functions as payroll, maintaining employee records required by law and by usual accounting procedures, providing insurance, legal, human resources, company secretarial, land management, certain exploration and mining support  including provision of exploration managers and geologists, financial, accounting advice and services. AXIS also provides for the Company various services, including but not limited to the making available of office supplies, office facilities and any other services as may be required from time to time by the Company as and when requested by the Company.

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

The arrangement with AXIS has changed since it was originally entered into as the relationship has evolved as a result of the requirements of certain suppliers to be able to deal directly with us. In these cases, AXIS does not charge us a management or service fee in respect to these arrangements with suppliers who deal with us directly. The types of services that are provided directly to us include audit and tax services, legal services, stock transfer services, and Delaware franchise tax.

In accordance with the Service Agreement, AXIS provides the Company with the services of our Chief Executive Officer, Chief Financial Officer and clerical employees, as well as office facilities, equipment, administrative and clerical services. We pay AXIS for the actual costs of such facilities. AXIS has not charged a service fee for this fiscal year.  AXIS billed Consolidated Gems as per the services agreement, for 2013 a total of A$697,303 (2012: A$77,487).

During the year ended December  31, 2013, AXIS provided services in accordance with the Services Agreement and incurred direct costs on behalf of the Company of A$697,303 (2012: A$77,487), and advanced the Company A$28,760 (2012: A$62,500).  The Company has received advances from AXIS in connection with the ongoing business relationship between the two parties, which have been disclosed in the Company’s SEC reports, but which are not specifically provided for in the AXIS Services Agreement. Historically, the shortfall in our cash receipts has been covered by cash advances from AXIS. The purpose of such advances is to assist us in meeting our ongoing cash flow requirements. The parties are in discussions in relation to the Company providing security to AXIS for the amount outstanding and such discussions are anticipated to be concluded by the end of the second fiscal quarter of 2014, however no agreement has been reached to-date. Our director (Mr. Gutnick) is also a director of AXIS and Mr. Peter Lee is Chief Financial Officer & Company Secretary of AXIS and owe fiduciary obligations to both parties. It is the intention of the Boards of Directors of AXIS and the Company that this issue be resolved in a manner that is fair to all parties and equitable to the shareholders of each, but there are no agreements or understandings addressing the priority or dispensation of fiduciary duties with respect to the discussions to resolve the amount outstanding owed to AXIS or any other conflict of interest with AXIS or other affiliates. The Company intends to repay these amounts with funds raised either via additional debt or equity offerings. AXIS has advised it does not currently intend to require repayment of these advances prior to December 31, 2014, accordingly, the Company has decided to classify the amounts payable as non-current in the accompanying balance sheets.

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

Item 14.               Principal Accounting Fees and Services

The following table shows the fees incurred for fiscal 2013 and 2012.

	2013	2012
	A$	A$

Audit fees	39,596	31,168
Audit related fees	-	-
Tax fees	7,324	5,785
Total	46,920	36,953

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

Dated: March 27, 2014

FORM 10-K Signature Page

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

1. /s/ Joseph I Gutnick Joseph Gutnick	Chairman, President and Chief Executive Officer	March 27, 2014
(Principal Executive Officer)

2. /s/ Peter J Lee Peter Lee	Secretary and Chief Financial Officer
	(Principal Financial Officer)	March 27, 2014

EXHIBIT INDEX

Incorporated by Reference to:		Exhibit No	Exhibit

(1)	Exhibit 99.1 Annex B	3.1	Certificate of Incorporation of Consolidated Gems, Inc.
(1)	Exhibit 99.1 Annex C	3.2	Bylaws of Consolidated Gems, Inc.
(1)	Exhibit 99.1 Annex A	3.3	Agreement and Plan of Merger between We Sell For U Corp and Consolidated Gems Inc.
(2)	Exhibit 99.1 Annex A	3.4	Amendment to Certificate of Incorporation
(2)	Exhibit 4.1	4.1	Specimen Stock Certificate of Consolidated Gems, Inc.
(3)	Exhibit 99.1 Annex A	10.1	Service Agreement dated January 30, 2009, by and between the Registrant and AXIS Consultants Pty Ltd
(3)	Exhibit 99.1 Annex A	10.2	Agreement with IFFCO
(4)	Exhibit 99.1	16.1	Letter from former independent accountant
		21.1	Subsidiaries of the Registrant
	*	31.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by. Joseph Isaac Gutnick
	*	31.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Peter James Lee.
	*	32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Joseph Isaac Gutnick.
	*	32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Peter James Lee

*Filed herewith

(1)	Incorporated by reference to the Company’s Form 8-K filed on July 16, 2009.
(2)	Incorporated by reference to the Company’s Form 10-K filed on March 30, 2011.
(3)	Incorporated by reference to the Company’s Form 10-K filed on March 26, 2010.
(4)	Incorporated by reference to the Company’s Form 8-K filed on January 29, 2009.

Financial Statements as of December 31, 2013 and 2012 and for the years ended December 31, 2013 and 2012.

Consolidated Gems, Inc.
Audited Financial Statements for the Company for the years ended December 31, 2013 and 2012.

CONSOLIDATED GEMS, INC.

Financial Statements

December 31, 2013 and 2012

(with Report of Independent Registered Public Accounting Firm)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Consolidated Gems, Inc.

We have audited the accompanying balance sheets of Consolidated Gems, Inc. (an exploration stage company) as of December 31, 2013 and 2012, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended and for the cumulative period April 1, 2013 (commencement of exploration activities) to December 31, 2013. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Consolidated Gems, Inc. at December 31, 2013 and 2012 and the results of its operations and its cash flows for the years then ended and for the cumulative period April 1, 2013 (commencement of exploration activities) to December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As described in Note 1, at December 31, 2013 the Company has limited working capital, has not yet commenced revenue producing operations, has incurred net losses from inception, and has an accumulated (deficit) of A$2,595,900. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.  Management’s plans in regard to these matters are also discussed in note 1.

/s/ PKF O’Connor Davies
A Division of O’Connor Davies, LLP

New York, NY
March 27, 2014

CONSOLIDATED GEMS, INC.
(An Exploration Stage Company)
Balance Sheets
December 31, 2013 and 2012

	A$ 2013	A$ 2012

ASSETS

Current Assets:
Cash	2,270	241
Receivables	5,422	-
Prepayments	5,052	8,923
Total Current Assets	12,744	9,164

Non-Current Assets
Deposits	10,000	-
Total Non-Current Assets	10,000	-

Total Assets	22,744	9,164

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

Current Liabilities:
Accounts payable and accrued expenses	54,658	62,480
Total Current Liabilities	54,658	62,480

Non-Current Liabilities:
Advances from affiliate (Note 4)	972,838	246,773
Total Non-Current Liabilities	972,838	246,773

Total Liabilities	1,027,496	309,253

Stockholders’ (deficit):
Preferred stock: US$.0001 par value, 20,000,000 shares authorised, none issued and outstanding.	-	-
Common stock: US$.0001 par value 500,000,000 shares authorised, and 175,315,350 issued and outstanding	16,825	16,825
Additional paid-in-capital	1,574,323	1,574,323
Accumulated (deficit) during development stage	(1,505,228)	(1,505,228)
Accumulated (deficit) prior to exploration stage	(410,179)	(386,009)
Retained (deficit) during exploration stage	(680,493)	-
Total Stockholders’ (deficit)	(1,004,752)	(300,089)

Total Liabilities and Stockholders’ (deficit)	22,744	9,164

See Notes to Financial Statements

CONSOLIDATED GEMS, INC.
(An Exploration Stage Company)
Statements of Operations

	Year Ended December 31,	Year Ended December 31,	For the Period April 1, 2013 to December,31
	2013	2012	2013

	A$	A$	A$

Revenues	-	-	-
Costs and expenses
Legal, accounting and professional	60,513	52,761	50,278
Administration expenses	64,132	116,793	50,197
Exploration expenses	574,389	-	574,389
	699,034	169,554	674,864
(Loss) from operations	(699,034)	(169,554)	(674,864)
Foreign currency exchange (loss)	(5,630)	(2,502)	(5,630)
Interest - other	1	-	1
(Loss) before income tax	(704,663)	(172,056)	(680,493)
Provision for income tax	-	-	-

Net (Loss)	(704,663)	(172,056)	(680,493)

Basic net (loss) per common equivalent shares	(0.00)	(0.00)	(0.00)

Weighted number of common equivalent shares (000’s)	175,315	175,315	175,315

See notes to financial statements

CONSOLIDATED GEMS, INC.
(An Exploration Stage Company)
Statements of Stockholders’ Equity (Deficit)

	Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated (Deficit) During Development Stage	Accumulated (Deficit) Prior to Exploration Stage	Accumulated (Deficit) During Exploration Stage	Total
		$A	$A	$A	$A	$A	$A

Balance December 31, 2012	175,315,350	16,825	1,574,323	(1,505,228)	(386,009)	-	(300,089)

Net (loss)	-	-	-	-	(24,170)	(680,493)	(704,663)

Balance December 31, 2013	175,315,350	16,825	1,574,323	(1,505,228)	(410,179)	(680,493)	(1,004,752)

See notes to financial statements

CONSOLIDATED GEMS, INC.
(An Exploration Stage Company)
Statements of Cash Flows

	Year Ended December 31, 2013	Year Ended December 31, 2012	For the period April 1, 2013 to December 31, 2013
	A$	A$	A$

CASH FLOWS FROM OPERATING ACTIVITIES

Net (Loss)	(704,663)	(172,056)	(680,493)

Adjustments to reconcile net (loss) to net cash (used)
in operating activities
Foreign currency exchange loss	5,630	2,502	5,630
Net change in prepayments	3,871	1,983	63
Net change in receivables and deposits	(15,422)	-	(15,422)
Net change in accounts payable and accrued expenses	(7,822)	28,173	20,411
Net Cash (used) in Operating Activities	(718,406)	(139,398)	(669,811)

CASH FLOWS FROM FINANCING ACTIVITIES

Advances from affiliate	726,065	139,461	671,372
Net Cash provided by Financing Activities	726,065	139,461	671,372

Effects of exchange rate on cash	(5,630)	(728)	(612)

Net increase (decrease) in Cash	2,029	(665)	949

Cash at Beginning of Year	241	906	1,321
Cash at End of Year	2,270	241	2,270

See notes to financial statements

CONSOLIDATED GEMS, INC.
(An Exploration Stage Company)
Notes to Financial Statements
December 31, 2013 and 2012

(1)	ORGANIZATION AND BUSINESS

Consolidated Gems, Inc. ("Consolidated Gems” or the “Company"), is a Delaware corporation originally incorporated in Florida as We Sell for U Corp.. The principal stockholder of Consolidated Gems is Power Developments Pty Ltd., an Australian corporation (“Power”), an entity majority owned by the Company’s president, which owned 94.46% of Consolidated Gems as of December 31, 2013.

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

(b)	Foreign Currency Translation

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

Prior to April 1, 2013, the Company’s functional currency was the US dollar. However, as a result of Australian based activities in the second quarter of 2013 relating to potential gem projects, the Company’s revenue and expenses are now primarily denominated in Australian dollars (A$). ASC 830 Foreign Currency Translation, states that the functional currency of an entity is the currency of the primary economic environment in which the entity operates. Accordingly the Company determined that from April 1, 2013 the functional currency of the Company is the Australian dollar. Assets, liabilities and equity were translated at the rate of exchange at April 1, 2013. Revenue and expenses were translated at rates at date of transaction. Translation gains and losses, if material, are included as part of accumulated other comprehensive income. The resulting translation at April 1, 2013 was not material.

Restatement of comparative numbers was made for the change in functional and reporting currency.

(c)	Cash Equivalents

Consolidated Gems considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents.  For the periods presented there were no cash equivalents.

(d)	Federal Income Tax

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

(e)	Australian Tax Law

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

(f)	Loss per share

The Company calculates loss per share in accordance with FASB ASC Topic 260, “Earnings per Share”.

Basic (loss) per share is computed based on the weighted average number of common shares outstanding during the period. Dilutive loss per share has not been presented as there are no common stock equivalents.

(g)	Fair value of Financial Instruments

FASB issued ASC Topic 825, “Financial Instruments”, which requires the Company to disclose, when reasonably attainable, the fair values of its assets and liabilities which are deemed to be financial instruments.

The Company’s financial instruments consist of cash, accounts receivable, accounts payable and accrued expenses. The carrying amounts of cash, accounts receivable, accounts payable and accrued expenses approximate their respective fair values because of the short maturities of those instruments.

The fair value of advances from AXIS are not practicable to estimate as no similar market exists for these instruments and there is no specified date of repayment.

(h)	Comparative Figures

Where necessary, comparative figures have been reclassified to be consistent with current year presentation with no effect on operations.

(3)	RECENT ACCOUNTING PRONOUNCEMENTS

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

 In January 2009, the Company entered into an agreement with AXIS Consultants Pty Ltd (“AXIS”) to provide geological, management and administration services to the Company, (the “Service Agreement”). AXIS has some common management and is incorporated in Australia. One of the Company’s directors (Mr. Joseph Gutnick) is also a director of AXIS and Mr. Peter Lee is Chief Financial Officer and Company Secretary of AXIS and owe fiduciary duties to both parties. AXIS’s principal business is to provide geological, management and administration services to companies. We are one of nine companies that AXIS provides services to, namely, Legend International Holdings, Inc., Quantum Resources Limited, Merlin Diamonds Limited, Top End Minerals Limited, Northern Capital Resources Corp, Golden River Resources Corporation, Great Central Resources Corp, Aurum Inc., and Consolidated Gems Inc.

Each of the companies has some common Directors, officers and shareholders. In addition, each of the companies is substantially dependent upon AXIS for its senior management and certain mining and exploration staff.  A number of arrangements and transactions have been entered into from time to time between such companies.  It has been the intention of the companies and respective Boards of Directors that each of such arrangements or transactions should accommodate the respective interest of the relevant companies in a manner which is fair to all parties and equitable to the shareholders of each. Currently, there are no material arrangements or planned transactions between the Company and any of the other companies other than AXIS.

AXIS is paid by each company for the costs incurred by it in carrying out the administration function for each such company. Pursuant to the Service Agreement, AXIS performs such functions as payroll, maintaining employee records required by law and by usual accounting procedures, providing insurance, human resources, company secretarial, land management, certain exploration and mining support including provision of exploration managers and geologists, financial, accounting advice and services.  AXIS also provides for the Company various services, including but not limited to the making available of office supplies, office facilities and any other services as may be required from time to time by the Company as and when requested by the Company.

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

The payable to affiliate at December 31, 2013 of A$972,838 (2012: A$246,773) is due to AXIS. During the year ended December 31, 2013, AXIS provided services in accordance with the services agreement and incurred direct costs on behalf of the Company and provided funding in a total amount of A$726,065 (2012: A$138,855). The Company intends to repay these amounts with funds raised either via additional debt or equity offerings, but this may not occur within the next 12 months. AXIS has agreed not to call the advance in 2014 and accordingly, the Company has classified the amounts payable as non-current in the accompanying balance sheets.

(5)	INCOME TAXES

Consolidated Gems files its income tax returns on an accrual basis.

The Company files tax returns in the United States. Consolidated Gems has carry-forward losses of approximately US$2,402,000 as of December 31, 2013 which expire in years 2028 through 2032. Due to the uncertainty of the availability and future utilization of those operating loss carry-forwards, management has provided a full valuation against the related tax benefit.

The Company’s tax returns for all years since December 31, 2009 remain open to examination by the respective tax authorities.  There are currently no tax examinations in progress.

(6)	STOCKHOLDERS EQUITY

In November 2007, 72,000,000 shares of common stock were issued to the Company’s founder raising US$6,000.

In September 2008, the Company raised US$24,000 in a registered public offering of 14,400,000 shares of common stock share pursuant to a prospectus dated March 7, 2008.

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

Effective on August 12, 2009, the Company completed the reincorporation from a Florida corporation to a Delaware corporation. Each issued and outstanding share of common stock, par value US$0.0001 per share, of We Sell For U Corp., a Florida-incorporation Company, was automatically converted into one issued and outstanding share of common stock, par value US$0.0001 per share, of Consolidated Gems, a Delaware-incorporated Company. The number of authorized shares of capital stock was increased to five hundred twenty million (520,000,000) shares, of which five hundred million (500,000,000) shares shall be Common Stock and twenty million (20,000,000) shares shall be Preferred Stock, each with a par value of US$.0001 per share.

On June 30, 2011, the Company issued 2,515,350 shares of common stock at an issue price of US$0.60, being the closing price on the date of issue, to AXIS in satisfaction of a loan balance of US$1,509,210.

(7)	EXPLORATION STAGE COMPANY

The Company is considered an exploration stage company and accordingly reports operations, stockholders deficit and cash flows since April 1, 2013 the inception of exploration activities through the date that revenues are generated from management’s intended operations. Since the date of exploration activities, the Company has incurred an operating loss of approximately A$680,000. The Company’s working capital has been primarily generated from advances from an affiliated entity as well as through the sales of common stock.

(8)	SUBSEQUENT EVENTS

The Company has evaluated events and transactions after the balance sheet date and, through the date the financial statements were issued and believes that all relevant disclosures have been included herein and there are no other which requires recognition or disclosure in the accompanying financial statements.