Form 10-Q
period 2014-03-31
CONSOLIDATED GEMS, INC.
filed 2014-05-15
CIK 1423417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10- Q

(Mark one)
x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the Quarterly Period Ended March 31, 2014
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

(Check one): Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b2 of the Exchange Act). ☐ Yes ☒ No
There were 175,315,350 shares of common stock outstanding on May 14, 2014.

PART I – FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

Introduction to Interim Financial Statements.

The interim financial statements included herein have been prepared by Consolidated Gems, Inc. (“Consolidated Gems” or the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (The “Commission”). Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary to present fairly the financial position of the Company as of March 31, 2014, the results of its operations for the three month periods ended March 31, 2014 and 2013 and for the cumulative period April 1, 2013 (inception of exploration activities) to March 31, 2014 and the changes in its cash flows for the three month periods ended March 31, 2014 and 2013 and for the cumulative period April 1, 2013 (inception of exploration activities) to March 31, 2014, have been included.  The results of operations for the interim periods are not necessarily indicative of the results for the full year.

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Foreign Currency Translation

Prior to April 1, 2013, the Company’s functional and reporting currency was the US dollar. However, as a result of Australian based activities in the June 2013 quarter relating to potential gem projects, the Company’s revenue and expenses will be primarily denominated in Australian dollars (A$). ASC 830 Foreign Currency Translation, states that the functional currency of an entity is the currency of the primary economic environment in which the entity operates. Accordingly, the Company determined that from April 1, 2013 the functional and reporting currency of the Company is the Australian dollar. Assets, liabilities and equity were translated at the rate of exchange at April 1, 2013. Revenue and expenses were translated at rates at date of transaction. Translation gains and losses, if material, are included as part of accumulated other comprehensive income. The resulting translations at April 1, 2013 was not material.

Restatement of comparative March 31, 2013 numbers was made for the change in functional and reporting currency.

UNLESS OTHERWISE INDICATED, ALL FINANCIAL INFORMATION PRESENTED IS IN AUSTRALIAN DOLLARS.

CONSOLIDATED GEMS, INC.
(An Exploration Stage Company)
Balance Sheet

	March 31, 2014 (Unaudited)	December 31, 2013
	A$	A$

ASSETS

Current Assets:
Cash	4,068	2,270
Receivables	621	5,422
Prepayments	3,099	5,052
Total Current Assets	7,788	12,744

Non-Current Assets:
Deposits	10,000	10,000
Total Current Assets	10,000	10,000

Total Assets	17,788	22,744

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

Current Liabilities:
Accounts payable and accrued expenses	73,299	54,658
Total Current Liabilities	73,299	54,658

Non-Current Liabilities:
Advances from affiliate	977,902	972,838
Total Non-Current Liabilities	977,902	972,838

Total Liabilities	1,051,201	1,027,496

Stockholders’ (Deficit):
Common stock: US$.0001 par value 500,000,000 shares authorised, and 175,315,350 shares issued and outstanding	16,825	16,825
Additional paid-in capital	1,574,323	1,574,323
Accumulated (deficit) during development stage	(1,505,228)	(1,505,228)
Accumulated (deficit) prior to exploration stage	(410,179)	(410,179)
Accumulated (deficit) during exploration stage	(709,154)	(680,493)
Total Stockholders’ (deficit)	(1,033,413)	(1,004,752)

Total Liabilities and Stockholders’ (Deficit)	17,788	22,744

See notes to financial statements

CONSOLIDATED GEMS, INC.
(An Exploration Stage Company)
Statement of Operations
(Unaudited)

	For the three months ended March 31		For the period from April 1, 2013 to
	2014	2013	March 31, 2014
Revenues	A$-	A$-	A$-

Cost and expenses
Legal, accounting and professional	9,402	10,208	59,680
Administration expense	12,964	13,650	63,161
Exploration expenditure	6,727	-	581,116
	29,093	23,858	703,957

(Loss) from operations	(29,093)	(23,858)	(703,957)
Foreign currency exchange gain/(loss)	432	(5,330)	(5,198)
Interest – Other	-	-	1
(Loss) before income tax	(28,661)	(29,188)	(709,154)
Provision for income tax	-	-	-

Net (loss)	(28,661)	(29,188)	(709,154)

Basic net (loss) per Common Equivalent Shares	(0.00)	(0.00)	(0.00)

Weighted number of common equivalent shares (000’s)	175,315	175,315	175,315

See notes to financial statements

CONSOLIDATED GEMS, INC.
(An Exploration Stage Company)
Statement of Stockholders’ (Deficit)
for the period ended March 31, 2014
 (Unaudited)

	Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated (Deficit) During Development Stage	Accumulated (Deficit) Prior to Exploration Stage	Accumulated (Deficit) During Exploration Stage	Total
		A$	A$	A$	A$	A$	A$

Balance, December 31, 2013	175,315,350	16,825	1,574,323	(1,505,228)	(410,179)	(680,493)	(1,004,752)

Net (loss)	-	-	-	-	-	(28,661)	(28,661)

Balance, March 31, 2014	175,315,350	16,825	1,574,323	(1,505,228)	(410,179)	(709,154)	(1,033,413)

See notes to financial statements

CONSOLIDATED GEMS, INC.
(An Exploration Stage Company)
Statements of Cash Flows
(Unaudited)

	For the three months ended March 31		For the period from April 1, 2013 to March 31,
	2014 A$	2013 A$	2014 A$

CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss)	(28,661)	(29,188)	(709,154)

Adjustments to reconcile net (loss) to net cash (used) in operating activities
Foreign currency exchange (gain)/loss	(432)	5,330	5,198
Net change in prepayments	1,953	3,808	2,016
Net change in receivables and deposits	4,801	-	(10,621)
Net change in accounts payable and accrued expenses	18,641	(28,233)	39,052

Net Cash (used) in Operating Activities	(3,698)	(48,283)	(673,509)

CASH FLOWS FROM FINANCING ACTIVITIES

Advances from affiliate	5,064	49,533	676,436

Net Cash provided by Financing Activities	5,064	49,533	676,436

Effects of exchange rate on cash	432	(170)	(180)

Net increase in cash	1,798	1,080	2,747

Cash at Beginning of Period	2,270	241	1,321

Cash at End of Period	4,068	1,321	4,068

See notes to financial statements

CONSOLIDATED GEMS, INC.
(An Exploration Stage Company)
Notes to Financial Statements
March 31, 2014

(1)	ORGANIZATION AND BUSINESS

Consolidated Gems, Inc. ("Consolidated Gems” or the “Company"), formerly Electrum International, Inc. is a Delaware corporation originally incorporated in Florida as We Sell for U Corp. (“We Sell for U”). The principal stockholder of Consolidated Gems is Power Developments Pty Ltd., an Australian corporation (“Power”), an entity majority owned by the Company’s President, which owned 94.46% of Consolidated Gems as of March 31, 2014.

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

Foreign Currency Translation

Effective April 1, 2013, the Company’s functional and reporting currency is the Australian dollar.  Revenue and expenses incurred in a currency other than Australian dollars are translated at the date incurred or invoiced. Assets and liabilities are re-valued at the period end exchange rate where appropriate. Gains or losses from foreign currency transactions are included in the results of operations.

Prior to April 1, 2013, the Company’s functional currency was the US dollar. However, as a result of Australian based activities in the second quarter of 2013 relating to potential gem projects, the Company’s revenue and expenses are now primarily denominated in Australian dollars (A$). ASC 830 Foreign Currency Translation states that the functional currency of an entity is the currency of the primary economic environment in which the entity operates. Accordingly, the Company determined that from April 1, 2013, the functional currency of the Company is the Australian dollar. Assets, liabilities and equity were translated at the rate of exchange at April 1, 2013. Revenue and expenses were translated at rates at date of transaction. Translation gains and losses, if material, are included as part of accumulated other comprehensive income. The resulting translation at April 1, 2013 was not material.

Restatement of comparative March 31, 2013 numbers was made for the change in functional and reporting currency.

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

In January 2009, the Company entered into an agreement with AXIS Consultants Pty Ltd (“AXIS”) to provide geological, management and administration services to the Company. AXIS is affiliated through common management and is incorporated in Australia. The Company’s President and director, Mr. Gutnick, is also a director of AXIS and Mr. Lee is Chief Financial Officer and Secretary of the Company and is also Company Secretary of AXIS. The Company is one of nine affiliated companies under common management with AXIS. Each of the companies has some common Directors, officers and shareholders. In addition, each of the companies is substantially dependent upon AXIS for its senior management and administration staff. It has been the intention of the affiliated companies and respective Boards of Directors that each of such arrangements or transactions should accommodate the respective interest of the relevant affiliated companies in a manner which is fair to all parties and equitable to the shareholders of each. Currently, there are no material arrangements or planned transactions between the Company and any of the other affiliated companies other than AXIS.

The payable to affiliate at March 31, 2014 of A$977,902 is due to AXIS. During the three months ended March 31, 2014, AXIS provided services in accordance with the services agreement, incurred direct costs on behalf of the Company and advanced funds of A$5,064. The Company intends to repay the advances from affiliate with funds raised either via additional debt or equity offerings, but as this may not occur within the next 12 months AXIS has agreed not to call the advance within the next twelve months and accordingly the Company has classified the amounts payable as non-current in the accompanying balance sheet.

(5)	INCOME TAXES

Consolidated Gems files its income tax returns on an accrual basis.

The Company files tax returns in the United States. Consolidated Gems has carry-forward losses of approximately A$2,402,000 as of December 31, 2013 which expire in years 2028 through 2033. Due to the uncertainty of the availability and future utilization of those operating loss carry-forwards, management has provided a full valuation against the related tax benefit. The Company’s tax returns for all years since December 31, 2010 remain open to examination by the respective tax authorities.  There are currently no tax examinations in progress.

The Company will be required to file a tax return in Australia for 2014. Net operation loss carry-forwards in Australia do not have a definite expiration date and amounted to approximately A$733,000.

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

2014 A$
Not later than one year	61,000
Later than one year but not later than five years	5,083
Later than five years	-
66,083

(8)	SUBSEQUENT EVENTS

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

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Financial Statements and accompanying notes and the other financial information appearing elsewhere in this report. This report contains numerous forward-looking statements relating to our business. Such forward-looking statements are identified by the use of words such as believes, intends, expects, hopes, may, should, plan, projected, contemplates, anticipates or similar words. Actual operating schedules, results of operations, ore grades and mineral deposit estimates and other projections and estimates could differ materially from those projected in the forward-looking statements. The functional and reporting currency of the Company is the Australian Dollar.  These interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

We have incurred net losses since our inception and may continue to incur substantial and increasing losses for the next several years. Since inception we have incurred accumulated losses of A$2,624,561 which was funded primarily by the sale of equity securities and loans from affiliates.

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

As a result of management’s decision to refocus its efforts from energy opportunities to explore opportunities in the resources industry, effective December 31, 2010, the Company ceased reporting as a development stage company. Since April 1, 2013, the Company has been evaluating potential gem related projects and has been granted an exploration tenement in New South Wales, Australia.  Accordingly, from April 1, 2013, the Company has been classified as an exploration stage company.

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

As set out in Notes to Financial Statements – Affiliate Transactions, the Company is managed by AXIS.  Certain costs and expenses are incurred by the Company and certain costs and expenses are incurred by AXIS on behalf of the Company and billed to the Company by AXIS.  The total amount of expenses billed to the Company by AXIS for the three months ended March 31, 2014 was A$5,064 (2013: A$49,533).

RESULTS OF OPERATIONS

Three Months Ended March 31, 2014 vs. Three Months Ended March 31, 2013.

Costs and expenses increased from A$23,858 in the three months ended March 31, 2013 to A$29,093 in the three months ended March 31, 2014.

The increase in costs and expenses is a net result of:

a)
a decrease in legal, accounting and professional expense from A$13,650 the three months ended March 31, 2013 to A$9,402 for the three months ended March 31, 2014. Included within legal, accounting and professional expense for the three months ended March 31, 2014 is A$277 (2013: A$259) for costs associated with the Company’s SEC compliance obligations; A$2,109 (2013: A$2,751) which relates to stock agent transfer fees; audit fees of A$6,500 (2013: A$7,198) and franchise tax of A$516 (2013: A $0).

b)
a decrease in administrative expense from A$10,208 in the three months ended March 31, 2013 to A$12,964 in the three months ended March 31, 2014, primarily as a result of a decrease in the cost of services provided by AXIS in accordance with the service agreement.  Included within the administrative expenses of A$12,964 (2013: A$13,650) is an amount of A$5,064 (2012: A$13,575) billed to us by AXIS.

c)
an increase in exploration expenditure expense from A$0 in the three months ended March 31, 2013 to A$6,727 in the three months ended March 31, 2014 as a result of exploration activities performed during the period.

As a result of the foregoing, the loss from operations increased from A$23,858 for the three months ended March 31, 2013 to a loss from operations of A$29,093 for the three months ended March 31, 2014.

A foreign currency exchange loss of A$5,330 for the three months ended March 31, 2013 compared to a foreign currency exchange gain of A$432 for the three months ended March 31, 2014 was recorded as a result of the movement in the US dollar versus the Australian dollar, and the impact of the subsequent revaluation of amounts payable to creditors.

The net loss was A$28,661 for the three months ended March 31, 2014 compared to a net loss of A$29,188 for the three months ended March 31, 2013.

Liquidity and Capital Resources

For the three months ended March 31, 2014, net cash used in operating activities was A$3,698 consisting of the net loss of A$28,661 offset by a non-cash charge for foreign currency exchange gain of A$432, an increase in accounts payable and accrued expenses of A$18,641, a decrease in prepayments of A$1,953 and a decrease in receivables and deposits of A$4,801. For the three months ended March 31, 2014, net cash provided by financing activities was A$5,064 consisting of an increase in payable to affiliate.

As of March 31, 2014, the Company had short-term obligations of A$73,299 comprising accounts payable and accrued expenses and had long-term obligations of A$977,902 comprising advances payable to an affiliate.

Our budget for general and administration and for professional expenses for the remaining fiscal 2014 is A$0.05 million and we expect to incur A$0.10 million for exploration expenses.  We are currently investigating capital raising opportunities which may be in the form of either equity or debt, to provide funding for working capital purposes. There can be no assurance that such a capital raising will be successful, or that even if an offer of financing is received by the Company, it is on terms acceptable to the Company. The Company has to perform minimum exploration work and expend minimum amounts of money on its tenements. The overall expenditure requirement tends to be limited in the normal course of the Company’s tenement portfolio management through expenditure exemption approvals, and expenditure reductions through relinquishment of parts or the whole of tenements deemed non prospective. Should the Company wish to preserve interests in its current tenements the amount which may be required to be expended not later than one year is A$61,000 and later than one year but not later than five years is A$5,083.

The accompanying financial statements have been prepared in conformity with USGAAP, which contemplates continuation of Consolidated Gems as a going concern. However, Consolidated Gems, Inc. has limited assets, has not yet commenced revenue producing operations and has sustained recurring losses since inception.

Information Concerning Forward-Looking Statements

This report and other reports, as well as other written and oral statements made or released by us, may contain forward-looking statements. Forward-looking statements are statements that describe, or that are based on, our current expectations, estimates, projections and beliefs. Forward -looking statements are based on assumptions made by us, and on information currently available to us. Forward-looking statements describe our expectations today of what we believe is most likely to occur or may be reasonably achievable in the future, but such statements do not predict or assure any future occurrence and may turn out to be wrong. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. The words "believe", "anticipate", "intend", "expect", "estimate", "project", "predict", "hope", "should", "may", and "will", other words and expressions that have similar meanings, and variations of such words and expressions, among others, usually are intended to help identify forward-looking statements.

Forward-looking statements are subject to both known and unknown risks and uncertainties and can be affected by inaccurate assumptions we might make.  Risks, uncertainties and inaccurate assumptions could cause actual results to differ materially from historical results or those currently anticipated. Consequently, no forward-looking statement can be guaranteed.  The potential risks and uncertainties that could affect forward looking statements include, but are not limited to:

●	The risk factors set forth in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013,

●	The possibility that we do not find gems or other minerals or that the gems or other minerals we find are not commercially economical to mine,

●	The risks and hazards inherent in the mineral exploration and development business (including environmental hazards, industrial accidents, weather or geologically related conditions),

●	Changes in the market price of minerals or gems,

●	The effects of environmental and other governmental regulations,

●	The uncertainties inherent in our exploratory activities, including risks relating to permitting and regulatory delays,

●	Estimates of proven and probable reserves are subject to considerable uncertainty,

●	Movements in foreign exchange rates,

●	Increased competition, governmental regulation,

●	Performance of information systems,

●	Ability of the Company to hire, train and retain qualified employees,

In addition, other risks, uncertainties, assumptions, and factors that could affect the Company's results and prospects are described in this Quarterly Report on Form 10-Q and in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, including under the heading “Risk Factors” and elsewhere herein and therein and may further be described in the Company's prior and future filings with the Securities and Exchange Commission and other written and oral statements made or released by the Company.

We caution you not to place undue reliance on any forward-looking statements, which speak only as of the date of this document.  The information contained in this report is current only as of its date, and we assume no obligation to update any forward-looking statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

At March 31, 2014, the Company had no outstanding loan facilities.

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

(b)	Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the first quarter of 2014 that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

(c)	Other

We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.  Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Our disclosure controls and procedures are designed to provide such reasonable assurance of achieving our desired control objectives, and our principal executive officer and principal financial officer have concluded, as of March 31, 2014, that our disclosure controls and procedures were effective in achieving that level of reasonable assurance.

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
101
The following materials from the Consolidated Gems, Inc. Quarterly Report on Form 10-Q for the three months ended March 31, 2014 formatted in Extensible Business Reporting Language (XBRL):  (i) the Balance Sheets, (ii) the Statements of Operations, (iii) Statement of Stockholders’ (Deficit), (iv) the Statements of Cash Flows and (v) related notes.

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

Date:  May 14, 2014

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

101
The following materials from the Consolidated Gems, Inc. Quarterly Report on Form 10-Q for the nine months ended March 31, 2014 formatted in Extensible Business Reporting Language (XBRL):  (i) the Statements of Operations, (ii) the Balance Sheets, (iii) the Statement of Stockholders’ (deficit), (iv) the Statements of Cash Flows and (v) related notes.

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