Form 10-Q
period 2014-06-30
CONSOLIDATED GEMS, INC.
filed 2014-08-21
CIK 1423417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the Quarterly Period Ended June 30, 2014
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

There were 175,315,350 shares of common stock outstanding on August 19, 2014.

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

In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary to present fairly the financial position of the Company as of June 30, 2014, the results of its operations for the three and six month periods ended June 30, 2014 and 2013 and the changes in its cash flows for the six month periods ended June 30, 2014 and 2013 have been included.  The results of operations for the interim periods are not necessarily indicative of the results for the full year.

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Foreign Currency Translation

Prior to April 1, 2013, the Company’s functional and reporting currency was the US dollar. However, as a result of Australian based activities in the June 2013 quarter relating to potential gem projects, the Company’s revenue and expenses will be primarily denominated in Australian dollars (A$). ASC 830 Foreign Currency Translation, states that the functional currency of an entity is the currency of the primary economic environment in which the entity operates. Accordingly, the Company determined that from April 1, 2013 the functional and reporting currency of the Company is the Australian dollar. Assets, liabilities and equity were translated at the rate of exchange at April 1, 2013. Revenue and expenses were translated at rates at date of transaction. Translation gains and losses, if material, are included as part of accumulated other comprehensive income. The resulting translations at April 1, 2013 were not material.

Restatement of comparative numbers was made for the change in functional and reporting currency.

UNLESS OTHERWISE INDICATED, ALL FINANCIAL INFORMATION PRESENTED IS IN AUSTRALIAN DOLLARS.

CONSOLIDATED GEMS, INC.
Balance Sheet

	June 30, 2014 (Unaudited)	December 31, 2013
	A$	A$

ASSETS

Current Assets:
Cash	2,375	2,270
Receivables	1,233	5,422
Prepayments	1,206	5,052
Total Current Assets	4,814	12,744

Non-Current Assets:
Deposits	10,000	10,000
Total Current Assets	10,000	10,000

Total Assets	14,814	22,744

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

Current Liabilities:
Accounts payable and accrued expenses	50,510	54,658
Total Current Liabilities	50,510	54,658

Non-Current Liabilities:
Advances from affiliate	1,022,696	972,838
Total Non-Current Liabilities	1,022,696	972,838

Total Liabilities	1,073,206	1,027,496

Stockholders’ (Deficit):
Common stock: US$.0001 par value 500,000,000 shares authorised, and 175,315,350 shares issued and outstanding	16,825	16,825
Additional paid-in capital	1,574,323	1,574,323
Accumulated (deficit)	(2,649,540)	(2,595,900)
Total Stockholders’ (deficit)	(1,058,392)	(1,004,752)

Total Liabilities and Stockholders’ (Deficit)	14,814	22,744

See notes to financial statements

CONSOLIDATED GEMS, INC.
Statements of Operations
(Unaudited)

	For the three months ended June 30		For the six months ended June 30
	2014	2013	2014	2013
Revenues	A$-	A$-	A$-	A$-

Cost and expenses
Legal, accounting and professional	9,431	13,830	18,833	24,065
Administration expense	9,896	15,447	22,860	29,382
Exploration expenditure	3,907	544,389	10,633	544,389
	23,234	573,666	52,326	597,836

(Loss) from operations	(23,234)	(573,666)	(52,326)	(597,836)
Foreign currency exchange gain/(loss)	(1,745)	(8,561)	(1,314)	(8,561)
(Loss) before income tax	(24,979)	(582,227)	(53,640)	(606,397)
Provision for income tax	-	-	-	-

Net (loss)	(24,979)	(582,227)	(53,640)	(606,397)

Basic net (loss) per Common Equivalent Shares	(0.00)	(0.00)	(0.00)	(0.00)

Weighted number of common equivalent shares (000’s)	175,315	175,315	175,315	175,315

See notes to financial statements

CONSOLIDATED GEMS, INC.
Statements of Stockholders’ (Deficit)
for the period ended June 30, 2014
 (Unaudited)

	Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated (Deficit)	Total
		$A	$A	$A	$A

Balance, December 31, 2013	175,315,350	16,825	1,574,323	(2,595,900)	(1,004,752)

Net (loss)	-	-	-	(53,640)	(53,640)

Balance, June 30, 2014	175,315,350	16,825	1,574,323	(2,649,540)	(1,058,392)

See notes to financial statements

CONSOLIDATED GEMS, INC.
Statements of Cash Flows
(Unaudited)

	For the six months ended June 30
	2014 A$	2013 A$

CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss)	(53,640)	(606,397)

Adjustments to reconcile net (loss) to net cash (used) in operating activities
Foreign currency exchange (gain)/loss	1,314	8,561
Net change in prepayments	3,846	7,925
Net change in receivables	4,189	(65,439)
Net change in accounts payable and accrued expenses	(4,148)	(8,823)

Net Cash (used) in Operating Activities	(48,439)	(664,173)

CASH FLOWS FROM FINANCING ACTIVITIES

Advances from affiliate	49,858	672,562

Net Cash provided by Financing Activities	49,858	672,562

Effects of Exchange rate on cash	(1,314)	(8,561)

Net increase in Cash	105	(172)

Cash at Beginning of Period	2,270	241

Cash at End of Period	2,375	69

See notes to financial statements

CONSOLIDATED GEMS, INC.
Notes to Financial Statements
June 30, 2014

(1)	ORGANIZATION AND BUSINESS

Consolidated Gems, Inc. ("Consolidated Gems” or the “Company"), formerly Electrum International, Inc. is a Delaware corporation originally incorporated in Florida as We Sell for U Corp. (“We Sell for U”). The principal stockholder of Consolidated Gems is Power Developments Pty Ltd., an Australian corporation (“Power”), an entity majority owned by the Company’s President, which owned 94.46% of Consolidated Gems as of June 30, 2014.

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

In addition, Consolidated Gems is reliant on loans and advances from corporations affiliated with the Company. Based on discussions with these affiliate companies the Company believes this source of funding will continue to be available. Other than the arrangements noted above, the Company has not confirmed any other arrangement for ongoing funding. As a result the Company may be required to raise funds by additional debt or equity offerings in order to meet its cash flow requirements during the forthcoming year. However, there can be assurance that the Company’s fund raising efforts will be successful.

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

In June 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-10, “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation”. The Company adopted the amendment to (Topic 915) Development Stage Entities, for the elimination of certain disclosures currently required under US GAAP in the financial statements for development stage entities. The amendment removes the definition of a development stage entity, thereby removing the financial reporting distinction between the development stage entities and reporting entities from US GAAP. The Company has eliminated the inception-to-date information in the statements of income, cash flows, and shareholder equity. The financial statements are no longer labelled as an exploration or development stage entity, and no disclosure is required for a description of the development stage activities the entity is engaged or when they are no longer a development stage entity. This update also eliminates an exception provided to development stage entities in FASC Topic 810, Consolidation, for determining whether an entity is a Variable Interest Entity (VIE) based on the amount of equity at risk.

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

The Company entered into an agreement with AXIS Consultants Pty Ltd (“AXIS”) to provide management and administration services to the Company. AXIS is affiliated through common management. The Company is one of nine affiliated companies to which AXIS provides services. Each of the companies has some common Directors, officers and shareholders. Currently, there are no material arrangements or planned transactions between the Company and any of the affiliated companies other than AXIS.

During the six months ended June 30, 2014, AXIS provided services in accordance with the services agreement, incurred direct costs on behalf of the Company and provided funding of A$49,858. The amounts owed to the affiliate as of June 30, 2014 and December 31, 2013 is A$1,022,696 and A$972,838, respectively, and are reflected in non-current liabilities - advances from affiliate. During the six months ended June 30, 2014 and 2013, the affiliates have agreed not to charge interest.

The Company intends to repay these amounts with funds raised either via additional debt or equity offerings. Both affiliates have agreed not to call the advance within the next twelve months and accordingly the Company has classified the amounts payable as non-current in the accompanying balance sheet.

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

The Company will be required to file a tax return in Australia for 2014. Net operation loss carry-forwards in Australia do not have a definite expiration date and amounted to approximately A$758,000 as of June 30, 2014.

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

2014 A$
Not later than one year	50,833
Later than one year but not later than five years	-
Later than five years	-
50,833

(8)	SUBSEQUENT EVENTS

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

We have incurred net losses since our inception and may continue to incur substantial and increasing losses for the next several years. Since inception we have incurred accumulated losses of A$2,649,540 which was funded primarily by the sale of equity securities and loans from affiliates.

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

 In addition, Consolidated Gems is reliant on loans and advances from corporations affiliated with the Company. Based on discussions with these affiliate companies, the Company believes this source of funding will continue to be available. Other than the arrangements noted above, the Company has not confirmed any other arrangement for ongoing funding. As a result the Company may be required to raise funds by additional debt or equity offerings in order to meet its cash flow requirements during the forthcoming year. However, there can be assurance that the Company’s fund raising efforts will be successful.

As set out in Notes to Financial Statements – Affiliate Transactions, the Company is managed by AXIS.  Certain costs and expenses are incurred by the Company and certain costs and expenses are incurred by AXIS on behalf of the Company and billed to the Company by AXIS.  The total amount of expenses billed to the Company by AXIS for the six months ended June 30, 2014 was A$49,858 (2013: A$672,562).

RESULTS OF OPERATIONS

Three Months Ended June 30, 2014 vs. Three Months Ended June 30, 2013.

Costs and expenses decreased from A$573,666 in the three months ended June 30, 2013 to A$23,234 in the three months ended June 30, 2014.

The decrease in costs and expenses is a net result of:

a)
a decrease in legal, accounting and professional expense from A$13,830 for the three months ended June 30, 2013 to A$9,431 for the three months ended June 30, 2014. Included within legal, accounting and professional expense for the three months ended June 30, 2014 is A$1,998 (2013: A$5,008) for costs associated with the Company’s SEC compliance obligations; A$507 (2013: A$1,393) which relates to stock agent transfer fees; and accounting fees for the three months ended June 30, 2014 is A$6,926 (2013: A$7,429).

b)
a decrease in administrative expense from A$15,447 in the three months ended June 30, 2013 to A$9,896 in the three months ended June 30, 2014, primarily as a result of a decrease in wages and salaries expenditure.

c)
a decrease in exploration expenditure expense from A$544,389 for the three months ended June 30, 2013 to A$3,907 for the three months ended June 30, 2014. The decrease is primarily due the Company commencing exploration activities during the three months ended June 30, 2013.  The Company is currently assessing the results of those activities resulting in reduced exploration activities in comparison to the prior period.

As a result of the foregoing, the loss from operations decreased from A$573,666 for the three months ended June 30, 2013 to a loss from operations of A$23,234 for the three months ended June 30, 2014.

A foreign currency exchange loss of A$8,561 for the three months ended June 30, 2013 compared to a foreign currency exchange loss of A$1,745 for the three months ended June 30, 2014 was recorded as a result of the movement in the US dollar versus the Australian dollar.

The net loss was A$24,979 for the three months ended June 30, 2014 compared to a net loss of A$582,227 for the three months ended June 30, 2013.

Six Months Ended June 30, 2014 vs. Six Months Ended June 30, 2013.

Costs and expenses decreased from A$597,836 in the six months ended June 30, 2013 to A$52,326 in the six months ended June 30, 2014.

The increase in costs and expenses is a net result of:

a)
a decrease in legal, accounting and professional expense from A$24,065 for the six months ended June 30, 2013 to A$18,833 for the six months ended June 30, 2014. Included within legal, accounting and professional expense for the six months ended June 30, 2014 is A$4,106 (2013: A$7,782) for costs associated with the Company’s SEC compliance; accounting fee costs for the six months ended June 30, 2014 is A$13,426 (2013: A$14,627); and A$784 (2013: A$1,656) which relates to stock agent transfer fees.

b)
A decrease in administrative expense from A$29,382 in the six months ended June 30, 2013 to A$22,860 in the six months ended June 30, 2014. Included within administrative expenses for the six months ended June 30, 2014 are: A$16 (2013: A$900) for accounting support fees; A$14,466 (2013: A$12,673) for XBRL conversion costs; A$390 (2013: A$420) for bank charges; insurance costs of A$3,847 (2013: A$948); A$421 (2013: A$571) for storage costs; A$4,213 (2013: A$11,367) for wages and salaries expenditure and A$0 (2013: A$821) travel costs.

c)
A decrease in exploration expenditure expense from A$544,389 for the six months ended June 30, 2013 to A$10,633 for the six months ended June 30, 2014. The decrease is primarily due the Company commencing exploration activities during the six months ended June 30, 2013.  The Company is currently assessing the results of those activities resulting in reduced exploration activities in comparison to the prior period.

As a result of the foregoing, the loss from operations decreased from A$597,836 for the six months ended June 30, 2013 to a loss from operations of A$52,326 for the six months ended June 30, 2014.

A foreign currency exchange loss of A$8,561 for the six months ended June 30, 2013 compared to a foreign currency exchange loss of A$1,314 for the six months ended June 30, 2014 was recorded as a result of the movement in the US dollar versus the Australian dollar.

The net loss was A$53,640 for the six months ended June 30, 2014 compared to a net loss of A$606,397 for the six months ended June 30, 2013.

Liquidity and Capital Resources

For the six months ended June 30, 2014, net cash used in operating activities was A$48,439 consisting of the net loss of A$53,640 offset by a non-cash charge for foreign currency exchange loss of A$1,314, a decrease in accounts payable and accrued expenses of A$4,148, a decrease in prepayments of A$3,846 and a decrease in receivables of A$4,189. For the six months ended June 30, 2014, net cash provided by financing activities was A$49,858 consisting of an increase in payable to affiliate.

As of June 30, 2014, the Company had short-term obligations of A$50,510 comprising accounts payable and accrued expenses and had long-term obligations of A$1,022,696 comprising advances payable to an affiliate.

Our budget for general and administration and for professional expenses for fiscal 2014 is A$0.25 million and A$0.12 million for exploration expenses.  We are currently investigating capital raising opportunities which may be in the form of either equity or debt, to provide funding for working capital purposes. There can be no assurance that such a capital raising will be successful, or that even if an offer of financing is received by the Company, it is on terms acceptable to the Company. The Company has to perform minimum exploration work and expend minimum amounts of money on its tenements. The overall expenditure requirement tends to be limited in the normal course of the Company’s tenement portfolio management through expenditure exemption approvals, and expenditure reductions through relinquishment of parts or the whole of tenements deemed non prospective. Should the company wish to preserve interests in its current tenements the amount which may be required to be expended not later than one year is A$50,833.

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

At June 30, 2014, the Company had no outstanding loan facilities.

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

(b)	Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the second quarter of 2014 that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

(c)	Other

We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.  Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Our disclosure controls and procedures are designed to provide such reasonable assurance of achieving our desired control objectives, and our principal executive officer and principal financial officer have concluded, as of June 30, 2014, that our disclosure controls and procedures were effective in achieving that level of reasonable assurance.

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
101
The following materials from the Consolidated Gems, Inc. Quarterly Report on Form 10-Q for the three months ended June 30, 2014 formatted in Extensible Business Reporting Language (XBRL):  (i) the Balance Sheets, (ii) the Statements of Operations, (iii) Statement of Stockholders’ (Deficit), (iv) the Statements of Cash Flows and (v) related notes.

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

Date:  August 19, 2014

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

101
The following materials from the Consolidated Gems, Inc. Quarterly Report on Form 10-Q for the nine months ended June 30, 2014 formatted in Extensible Business Reporting Language (XBRL):  (i) the Statements of Operations, (ii) the Balance Sheets, (iii) the Statement of Stockholders’ (deficit), (iv) the Statements of Cash Flows and (v) related notes.

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