Form 10-Q
period 2014-09-30
CONSOLIDATED GEMS, INC.
filed 2014-11-14
CIK 1423417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10- Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the Quarterly Period Ended September 30, 2014
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

(Check one):	Accelerated filer ☐	Large accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b2 of the Exchange Act). ☐ Yes ☒ No

There were 175,315,350 shares of common stock outstanding on November 13, 2014.

PART I – FINANCIAL INFORMATION
Item 1           FINANCIAL STATEMENTS

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

The interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary to present fairly the financial position of the Company as of September 30, 2014, the results of its operations for the three and nine month periods ended September 30, 2014 and 2013 and the changes in its cash flows for the nine month periods ended September 30, 2014 and 2013 have been included.  The results of operations for the interim periods are not necessarily indicative of the results for the full year.

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

UNLESS OTHERWISE INDICATED, ALL FINANCIAL INFORMATION PRESENTED IS IN AUSTRALIAN DOLLARS.

CONSOLIDATED GEMS, INC.
Balance Sheets

	September	December
	30, 2014	31,
	(Unaudited)	2013

	A$	A$

ASSETS

Current Assets:
Cash	2,352	2,270
Receivables	3	5,422
Prepayments	-	5,052
Total Current Assets	2,355	12,744

Non-Current Assets:
Deposits	10,000	10,000
Total Non-Current Assets	10,000	10,000

Total Assets	12,355	22,744

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

Current Liabilities:
Accounts payable and accrued expenses	56,933	54,658
Total Current Liabilities	56,933	54,658

Non-Current Liabilities:
Advances from affiliate	1,027,446	972,838
Total Non-Current Liabilities	1,027,446	972,838

Total Liabilities	1,084,379	1,027,496

Stockholders’ (Deficit):
Common stock: US$.0001 par value 500,000,000 shares authorised, and 175,315,350 shares issued and outstanding	16,825	16,825
Additional paid-in capital	1,574,323	1,574,323
Accumulated (deficit)	(2,663,172)	(2,595,900)
Total Stockholders’ (deficit)	(1,072,024)	(1,004,752)

Total Liabilities and Stockholders’ (Deficit)	12,355	22,744

See notes to financial statements

CONSOLIDATED GEMS, INC.
Statements of Operations
(Unaudited)

	For the three months ended		For the nine months ended
	September 30		September 30
	2014	2013	2014	2013
Revenues	A$-	A$-	A$-	A$-

Cost and expenses
Legal, accounting and professional	10,171	8,230	29,004	32,295
Administration expense	3,460	3,894	26,320	33,276
Exploration expenditure	-	-	10,633	544,389
	13,631	12,124	65,957	609,960

(Loss) from operations	(13,631)	(12,124)	(65,957)	(609,960)
Foreign currency exchange gain/(loss)	(1)	4,158	(1,315)	(4,403)
(Loss) before income tax	(13,632)	(7,966)	(67,272)	(614,363)
Provision for income tax	-	-	-	-

Net (loss)	(13,632)	(7,966)	(67,272)	(614,363)

Basic net (loss) per Common Equivalent Shares	(0.00)	(0.00)	(0.00)	(0.00)

Weighted number of common equivalent shares (000’s)	175,315	175,315	175,315	175,315

See notes to financial statements

CONSOLIDATED GEMS, INC.
Statements of Stockholders’ (Deficit)
For the 9 months ended September 30, 2014
(Unaudited)

	Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated (Deficit)	Total
		A$	A$	A$	A$

Balance, December 31, 2013	175,315,350	16,825	1,574,323	(2,595,900)	(1,004,752)

Net (loss)	-	-	-	(67,272)	(67,272)

Balance, September 30, 2014	175,315,350	16,825	1,574,323	(2,663,172)	(1,072,024)

See notes to financial statements

CONSOLIDATED GEMS, INC.
Statements of Cash Flows
(Unaudited)

	For the nine months ended
	September 30
	2014	2013
	A$	A$

CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss)	(67,272)	(614,363)

Adjustments to reconcile net (loss) to net cash (used) in operating activities
Foreign currency exchange (gain)/loss	1,315	4,403
Net change in prepayments	5,052	8,711
Net change in receivables	5,419	(65,951)
Net change in accounts payable and accrued expenses	2,275	(27,905)

Net Cash (used) in Operating Activities	(53,211)	(695,105)

CASH FLOWS FROM FINANCING ACTIVITIES

Advances from affiliate	54,608	700,142

Net Cash provided by Financing Activities	54,608	700,142

Effects of Exchange rate on cash	(1,315)	(4,403)

Net increase in Cash	82	634

Cash at Beginning of Period	2,270	241

Cash at End of Period	2,352	875

See notes to financial statements

CONSOLIDATED GEMS, INC.
Notes to Financial Statements
September 30, 2014
(unaudited)

(1)           ORGANIZATION AND BUSINESS

Consolidated Gems, Inc. ("Consolidated Gems” or the “Company"), formerly Electrum International, Inc. is a Delaware corporation originally incorporated in Florida as We Sell for U Corp. (“We Sell for U”). The principal stockholder of Consolidated Gems is Power Developments Pty Ltd., an Australian corporation (“Power”), an entity majority owned by the Company’s President, which owned 94.46% of Consolidated Gems as of September 30, 2014.

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

(2)           RECENT ACCOUNTING PRONOUNCEMENTS

In August 2014, the Financial Accounting Standards Board (“FASB”)  issued Accounting Standards Update No. 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entities Ability to Continue as a Going Concern (ASU 2014-15). ).  The guidance in ASU 2014-15 sets forth management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern as well as required disclosures. ASU 2014-15 indicates that, when preparing financial statements for interim and annual financial statements, management should evaluate whether conditions or events, in the aggregate, raise substantial doubt about the entity's ability to continue as a going concern for one year from the date the financial statements are issued or are available to be issued. This evaluation should include consideration of conditions and events that are either known or are reasonably knowable at the date the financial statements are issued or are available to be issued, as well as whether it is probable that management's plans to address the substantial doubt will be implemented and, if so, whether it is probable that the plans will alleviate the substantial doubt. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods and annual periods thereafter. Early application is permitted.  The Company will evaluate the going concern considerations in this ASU however at the current period management does not believe that it has met conditions which would subject these financial statements for additional disclosure other than disclosed in Note 4.

Other Recently Issued, but not Yet Effective Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

(3)           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following is a summary of the significant accounting policies followed in connection with the preparation of the financial statements.

Basis of Presentation and Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (US GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure on contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

Restatement of comparative September 30, 2013 numbers was made for the change in functional and reporting currency.

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

(4)           GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. At September 30, 2014, the Company had not yet commenced revenue producing operations and had a retained deficit of A$2,663,172. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company will require additional funding for operations and this additional funding may be raised through debt or equity offerings. The Company has a debt due to AXIS Consultants Pty Ltd (AXIS). AXIS provides management services to the Company and the cost of these services increases the amount of the debt. In addition, the Company has historically relied on loans and advances from corporations affiliated with the President of Consolidated Gems and fund raising through the sale of equity instruments.  Based on discussions with these affiliate companies, the Company believes this source of funding will continue to be available. Other than the arrangements noted above, the Company has not confirmed any other arrangement for ongoing funding. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

(5)           AFFILIATE TRANSACTIONS

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

During the nine months ended September 30, 2014, AXIS provided services in accordance with the service agreement, incurred direct costs on behalf of the Company and provided funding of A$54,608. The amounts owed to the affiliate as of September 30, 2014 and December 31, 2013 is A$1,027,446 and A$972,838, respectively, and are reflected in non-current liabilities - advances from affiliate. During the nine months ended September 30, 2014 and 2013, the affiliate has agreed not to charge interest.

The Company intends to repay these amounts with funds raised either via additional debt or equity offerings. The affiliate has agreed not to call the advance within the next twelve months and accordingly the Company has classified the amounts payable as non-current in the accompanying balance sheet.

(6)           INCOME TAXES

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

The Company will be required to file a tax return in Australia for 2014. Net operation loss carry-forwards in Australia do not have a definite expiration date and amounted to approximately A$771,000 as of September 30, 2014.

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

(8)           COMMITMENTS

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
35,583

(9)           SUBSEQUENT EVENTS

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

On August 12, 2009, the Company re-incorporated in the state of Delaware (the “Reincorporation”) through a merger involving We Sell for U and Consolidated Gems, a Delaware Corporation that was a wholly owned subsidiary of We Sell for U. The Reincorporation was effected by merging We Sell for U with Consolidated Gems, with Consolidated Gems being the surviving entity. For purposes of the Company’s reporting status with the Securities and Exchange Commission, Consolidated Gems is deemed a successor to We Sell for U.

We have incurred net losses since our inception and may continue to incur substantial and increasing losses for the next several years. Since inception we have incurred accumulated losses of A$2,663,172 which was funded primarily by the sale of equity securities and loans from affiliates.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2014 vs. Three Months Ended September 30, 2013.

Costs and expenses increased from A$12,124 in the three months ended September 30, 2013 to A$13,631 in the three months ended September 30, 2014.

The increase in costs and expenses is a net result of:

a)	an increase in legal, accounting and professional expense from A$8,230 for the three months ended September 30, 2013 to A$10,171 for the three months ended September 30, 2014. Included within legal, accounting and professional expense for the three months ended September 30, 2014 is A$2,226 (2013: A$500) for costs associated with the Company’s SEC compliance obligations; professional fees for the three months ended September 30, 2014 is A$7,945 (2013: A$6,000); and stock agent transfer fees A$0 (2013: A$1,730).

b)	a decrease in administrative expense from A$3,894 in the three months ended September 30, 2013 to A$3,460 in the three months ended September 30, 2014, primarily as a result of a decrease in wages and salaries expenditure.

As a result of the foregoing, the loss from operations increased from A$12,124 for the three months ended September 30, 2013 to A$13,631 for the three months ended September 30, 2014.

A foreign currency exchange gain of A$4,158 for the three months ended September 30, 2013 compared to a foreign currency exchange loss of A$1 for the three months ended September 30, 2014 was incurred as a result of the movement in the US dollar versus the Australian dollar.

The net loss was A$13,632 for the three months ended September 30, 2014 compared to a net loss of A$7,966 for the three months ended September 30, 2013.

Nine Months Ended September 30, 2014 vs. Nine Months Ended September 30, 2013.

Costs and expenses decreased from A$609,960 in the nine months ended September 30, 2013 to A$65,957 in the nine months ended September 30, 2014.

The decrease in costs and expenses is a net result of:

a)	a decrease in legal, accounting and professional expense from A$32,295 for the nine months ended September 30, 2013 to A$29,004 for the nine months ended September 30, 2014. Included within legal, accounting and professional expense for the nine months ended September 30, 2014 is A$6,332 (2013: A$8,282) for costs associated with the Company’s SEC compliance; professional fees for the nine months ended September 30, 2014 is A$21,371 (2013: A$20,627); and A$784 (2013: A$3,385) which relates to stock agent transfer fees.

b)	a decrease in administrative expense from A$33,276 in the nine months ended September 30, 2013 to A$26,320 in the nine months ended September 30, 2014. Included within administrative expenses for the nine months ended September 30, 2014 are A$16 (2013: A$1,218) for accounting support fees; A$15,868 (2013: A$11,686) for XBRL conversion costs; A$626 (2013: A$601) for bank charges; insurance costs of A$5,669 (2013: A$1,578); A$421 (2013: A$735) for storage costs; A$4,213 (2013: A$14,911) for wages and salaries expenditure and A$nil (2013: A$821) for travel costs.

c)	a decrease in exploration expenditure expense from A$544,389 for the nine months ended September 30, 2013 to A$10,633 for the nine months ended September 30, 2014. The decrease is primarily due the Company commencing exploration activities during the nine months ended September 30, 2013. The Company is currently assessing the results of those activities resulting in reduced exploration activities in comparison to the prior period.

As a result of the foregoing, the loss from operations decreased from A$609,960 for the nine months ended September 30, 2013 to a loss from operations of A$65,957 for the nine months ended September 30, 2014.

A foreign currency exchange loss of A$4,403 for the nine months ended September 30, 2013 compared to a foreign currency exchange loss of A$1,315 for the nine months ended September 30, 2014 was recorded as a result of the movement in the US dollar versus the Australian dollar.

The net loss was A$67,272 for the nine months ended September 30, 2014 compared to a net loss of A$614,363 for the nine months ended September 30, 2013.

Liquidity and Capital Resources

For the nine months ended September 30, 2014, net cash used in operating activities was A$53,211 consisting of the net loss of A$67,272 offset by a non-cash charge for foreign currency exchange loss of A$1,315, an increase in accounts payable and accrued expenses of A$2,275, a decrease in prepayments of A$5,052 and a decrease in receivables of A$5,419. For the nine months ended September 30, 2014, net cash provided by financing activities was A$54,608 consisting of an increase in payable to affiliate.

As of September 30, 2014, the Company had short-term obligations of A$56,933 comprising accounts payable and accrued expenses and had long-term obligations of A$1,027,446 comprising advances payable to an affiliate.

Our budget for general and administration and for professional expenses for fiscal 2014 is A$0.05 million and A$0.05 million for exploration expenses.  We are currently investigating capital raising opportunities which may be in the form of either equity or debt, to provide funding for working capital purposes. There can be no assurance that such a capital raising will be successful, or that even if an offer of financing is received by the Company, it is on terms acceptable to the Company. The Company has to perform minimum exploration work and expend minimum amounts of money on its tenements. The overall expenditure requirement tends to be limited in the normal course of the Company’s tenement portfolio management through expenditure exemption approvals, and expenditure reductions through relinquishment of parts or the whole of tenements deemed non prospective. Should the Company wish to preserve interests in its current tenements the amount which may be required to be expended not later than one year is A$35,583.

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

Information Concerning Forward Looking Statements

This report and other reports, as well as other written and oral statements made or released by us, may contain forward-looking statements. Forward-looking statements are statements that describe, or that are based on, our current expectations, estimates, projections and beliefs. Forward-looking statements are based on assumptions made by us, and on information currently available to us. Forward-looking statements describe our expectations today of what we believe is most likely to occur or may be reasonably achievable in the future, but such statements do not predict or assure any future occurrence and may turn out to be wrong. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. The words "believe", "anticipate", "intend", "expect", "estimate", "project", "predict", "hope", "should", "may", and "will", other words and expressions that have similar meanings, and variations of such words and expressions, among others, usually are intended to help identify forward-looking statements.

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

At September 30, 2014, the Company had no outstanding loan facilities.

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

(b)	Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the third quarter of 2014 that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

(c)	Other

We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.  Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Our disclosure controls and procedures are designed to provide such reasonable assurance of achieving our desired control objectives, and our principal executive officer and principal financial officer have concluded, as of September 30, 2014, that our disclosure controls and procedures were effective in achieving that level of reasonable assurance.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

Not Applicable

Item 1A.	Risk Factors.

Not Applicable

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable

Item 3.	Defaults Upon Senior Securities.

Not Applicable

Item 4.	Mining Safety Disclosures.

Not Applicable

Item 5.	Other Information.

Not Applicable

Item 6.	Exhibits.

(a)	Exhibit No.	Description

	31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Joseph Isaac Gutnick

	31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Peter James Lee

	32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley act of 2002 by Joseph Isaac Gutnick

	32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley act of 2002 by Peter James Lee

	101	The following materials from the Consolidated Gems, Inc. Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) Statement of Stockholders’ (Deficit), (iv) the Statements of Cash Flows and (v) related notes.

		#101.INS	XBRL Instance Document.
		#101.SCH	XBRL Taxonomy Extension Schema Document.
		#101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
		#101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
		#101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
		#101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

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
Peter Lee
Secretary and Chief Financial Officer
(Principal Financial Officer)

Date:  November 14, 2014

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Joseph Isaac Gutnick

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Peter James Lee

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley act of 2002 by Joseph Isaac Gutnick

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley act of 2002 by Peter James Lee

101	The following materials from the Consolidated Gems, Inc. Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) Statement of Stockholders’ (Deficit), (iv) the Statements of Cash Flows and (v) related notes.

	#101.INS	XBRL Instance Document.
	#101.SCH	XBRL Taxonomy Extension Schema Document.
	#101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
	#101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
	#101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
	#101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

# Filed herewith.  In accordance with Rule 406T of Regulation S-T, these interactive data files are deemed “not filed” for purposes of section 18 of the Exchange Act, and otherwise are not subject to liability under that section.