Form 10-K
period 2014-12-31
CONSOLIDATED GEMS, INC.
filed 2015-06-11
CIK 1423417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-K
———————

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the fiscal year ended: December 31, 2014
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

☐	Yes	☒	No

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

(a)	The aggregate market value based on the average bid and asked price on the over-the-counter market of the registrant’s common stock (“Common Stock”) held by non-affiliates of the
Company was US$360,000 as at June 30, 2014.

There were 175,315,350 outstanding shares of Common Stock as of May 12, 2015

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

Forward-looking statements are subject to both known and unknown risks and uncertainties and can be affected by inaccurate assumptions we might make. Risks, uncertainties and inaccurate assumptions could cause actual results to differ materially from historical results or those currently anticipated. Consequently, no forward-looking statement can be guaranteed.  The potential risks and uncertainties that could affect forward looking statements include, but are not limited to:

■	the risks of exploration stage projects,
■	political risks of exploration in foreign countries,
■	risks associated with environmental and other regulatory matters,
■	the volatility of commodity prices,
■	movements in foreign exchange rates,
■	increased competition, governmental regulation,
■	performance of information systems,
■	ability of the Company to hire, train and retain qualified employees, and
■	our ability to enter into key project and supply agreements and the performance of contract counterparties.

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

  Foreign Currency Translation

Prior to April 1, 2013, the Company’s functional currency was the US dollar. However, as a result of Australian based activities in the June 2013 quarter relating to potential gem projects, the Company’s revenue and expenses are primarily denominated in Australian dollars (A$). ASC 830 Foreign Currency Translation, states that the functional currency of an entity is the currency of the primary economic environment in which the entity operates. Accordingly the Company determined that from April 1, 2013 the functional and reporting currency of the Company is the Australian dollar. Assets, liabilities and equity were translated at the rate of exchange at April 1, 2013. Revenue and expenses were translated at rates at date of transaction. Translation gains and losses were not material.

Restatement of comparative numbers was made for the change in functional and reporting currency.

UNLESS OTHERWISE INDICATED, ALL FINANCIAL INFORMATION PRESENTED IS IN AUSTRALIAN DOLLARS.

Item 1                Business

Description of Business

Introduction

Consolidated Gems, Inc. ("Consolidated Gems” or the “Company", “we,” “our” or “us”), formerly Electrum International, Inc. is a Delaware corporation that was originally incorporated in Florida as We Sell for U Corp. (“We Sell for U”) on November 12, 2007. The principal stockholder of Consolidated Gems is Power Developments Pty Ltd., an Australian corporation (“Power”), an entity majority owned by the Company’s president, which owned 94.46% of Consolidated Gems as of December 31, 2014.

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

In order to take advantage of management’s substantial experience in the location and development of mineral exploration properties, the Company plans to look for opportunities in the resources industry.

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

Risks of Our Business

We Lack an Operating History And Have Losses Which We Expect To Continue Into the Future.

To date we have no source of revenue and have not identified any mineral exploration properties. We have no operating history as an exploration and mining company upon which an evaluation of our future success or failure can be made. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

–	our ability to identify suitable exploration and mining opportunities.
–	our ability to raise sufficient capital to turn such opportunities into economically viable business units

There can be no assurance that we will be able to identify profitable business opportunities in the exploration and mining industry or, if we do, that we will be able to obtain sufficient financing to develop such opportunities.

Our Proposed Areas of Operations may be located in locations that are subject to Changes in political conditions and regulations in those regions.

Our proposed areas of operations may be located in locations that are subject to changes in political conditions and regulations. In the past some countries in regions such as Asia and Central America have been subject to political and social instability, changes and uncertainties which may cause changes to existing government regulations affecting resource exploration and mining activities. Civil or political unrest could disrupt our operations at any time. Our planned resource exploration and activities may be adversely affected in varying degrees by changing governmental regulations relating to the mining industry or shifts in political conditions that increase the costs related to our activities or maintaining our future properties. Finally, some countries status as developing regions may make it more difficult for us to obtain required financing for our planned exploration activities.

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

The report of our independent registered public accounting firm on our financial statements as of December 31, 2014 and 2013, and for the years ended December 31, 2014 and 2013, includes an emphasis of matter paragraph questioning our ability to continue as a going concern. This paragraph indicates that we have not yet commenced revenue producing operations, have incurred net losses from inception, and have an accumulated (deficit) of A$2,726,437 which conditions raise substantial doubt about our ability to continue as a going concern.  Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Mr. Joseph Gutnick, our Executive Chairman and President, beneficially owned 165.6 million shares of our common stock, which represented approximately 94% of our shares outstanding as of May 12, 2015. As a result, Mr. Gutnick has and is expected to continue to have the ability to appoint our Board of Directors and to determine the outcome of all other issues submitted to our stockholders. The interests of Mr. Gutnick may not always coincide with our interests or the interests of other stockholders, and subject to his fiduciary duties as a director, he may act in a manner that advances his best interests and not necessarily those of other stockholders. One consequence to this substantial influence or control is that it may not be possible for investors to remove management of the Company. It could also deter unsolicited takeover, including transactions in which stockholders might otherwise receive a premium for their shares over then current market prices.

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

Pursuant to a services agreement, AXIS provides us with office facilities, and some administrative personnel and services, management staff and services. No fixed fee is set in the agreement and we are required to reimburse AXIS for any direct costs incurred by AXIS for us.  In addition, we pay a proportion of AXIS indirect costs based on a measure of our utilization of the facilities and activities of AXIS plus a service fee of not more than 15% of the direct and indirect costs.  AXIS has not charged a service fee for this fiscal year. This service agreement may be terminated by us or AXIS on 60 days’ notice. See Item 13 “Certain Relationships and Related Party Transactions.”  AXIS billed Consolidated Gems, Inc, as per the services agreement, for 2014 a total of A$53,072 (2013: A$697,303).

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

The Company has received advances from AXIS in connection with the ongoing business relationship between the two parties, which have been disclosed in the Company’s SEC reports, but which are not specifically provided for in the AXIS Services Agreement. Historically, the shortfall in our cash receipts has been covered by cash advances from AXIS. The purpose of such advances is to assist us in meeting our ongoing cash flow requirements. The parties are in discussions in relation to the Company providing security to AXIS for the amount outstanding and such discussions are anticipated to be concluded by the end of the second fiscal quarter of 2015, however no agreement has been reached to-date. Our director (Mr. Gutnick) is also a director of AXIS and Mr. Peter Lee is Chief Financial Officer & Company Secretary of AXIS and owe fiduciary obligations to both parties. It is the intention of the Boards of Directors of AXIS and the Company that this issue be resolved in a manner that is fair to all parties and equitable to the shareholders of each, but there are no agreements or understandings addressing the priority or dispensation of fiduciary duties with respect to the discussions to resolve the amount outstanding owed to AXIS or any other conflict of interest with AXIS or other affiliates. See Item 13 “Certain Relationships and Related Transactions, and Director Independence.”

Future Sales of Common Stock Could Depress The Price Of Our Common Stock

Future sales of substantial amounts of common stock pursuant to Rule 144 under the Securities Act of 1933 or otherwise by certain stockholders could have a material adverse impact on the market price for the common stock at the time. As at March 23, 2015 there were 168,115,350 outstanding shares of common stock which are deemed “restricted securities” as defined by Rule 144 under the Securities Act or control securities. Under certain circumstances, these shares may be sold without registration pursuant to the provisions of Rule 144 following the expiration of one year after the Company ceases to be a shell company. In general, under rule 144, a person (or persons whose shares are aggregated) who has satisfied a six-month holding period and who is not an affiliate of the Company may sell restricted securities without limitation as long as the Company is current in its SEC reports. A person who is an affiliate of the Company may sell within any three-month period a number of restricted securities and/or control securities which does not exceed the greater of one (1%) percent of the shares outstanding or the average weekly trading volume during the four calendar  weeks preceding the notice of sale required by Rule 144. In addition, Rule 144 permits, under certain circumstances, the sale of restricted securities by a non-affiliate without any limitations after a one-year holding period. Any sales of shares by stockholders pursuant to Rule 144 may have a depressive effect on the price of our Common stock.

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

The following table sets out the high and low bid information for the common stock as reported by the OTC Bulletin Board for each period/quarter indicated in US$:

Calendar Period	High Bid(1)	Low Bid(1)

2013
First Quarter	0.51	0.25
Second Quarter	0.45	0.15
Third Quarter	0.30	0.10
Fourth Quarter	0.10	0.03

2014
First Quarter	0.03	0.03
Second Quarter	0.05	0.02
Third Quarter	0.05	0.05
Fourth Quarter	0.05	0.02

2015
First Quarter	0.02	0.02

(1)	The quotations set out herein reflect inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily reflect actual transactions.

As of December 31, 2014 and as at May 12, 2015, there were 175,315,350 shares of common stock issued and outstanding.

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

Shareholders

As of December 31, 2014, the Company had 12 shareholders of record. Within the holders of record of the Company's Common Stock are depositories such as Cede & Co., a nominee for The Depository Trust Company (or DTC), that hold shares of stock for brokerage firms which, in turn, hold shares of stock for one or more beneficial owners. Accordingly, the Company believes there are many more beneficial owners of its Common Stock whose shares are held in "street name", not in the name of the individual shareholder

Transfer Agent

Our United States Transfer Agent and Registrar is Continental Stock Transfer & Trust Company.

Item 6	Selected Financial Data

Our selected financial data presented below for the years ended December 31, 2014 and December 31, 2013 and the balance sheet data at December 31, 2014 and 2013 have been derived from financial statements, which have been audited by PKF O’Connor Davies, A Division of O’Connor Davies, LLP (PKF O’Connor Davies). The selected financial data should be read in conjunction with our financial statements for the years ended December 31, 2014 and 2013, and Notes thereto, which are included elsewhere in this Annual Report.

Statement of Operations Data
	2014	2013
	A$	A$
Revenues	-	-

Costs and expenses	128,794	699,034

(Loss) from operations	(128,794)	(699,034)

Foreign currency exchange (loss)	(1,743)	(5,630)

Other income – interest	-	1

(Loss) before income tax	(130,537)	(704,663)

Provision for income tax	-	-

Net (loss)	(130,537)	(704,663)

	A$	A$
Net (loss) per share per common equivalent share	(0.00)	(0.00)

Weighted average number of common equivalent shares outstanding (000’s)	175,315	175,315

Balance Sheet Data
	A$	A$
Total assets	16,342	22,744
Total liabilities	(1,151,631)	(1,027,496)

Stockholders’ (deficit)	(1,135,289)	(1,004,752)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

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

We have incurred net losses since our inception and may continue to incur substantial and increasing losses for the next several years. Since inception we have incurred accumulated (deficit) of A$2,726,437 which was funded primarily by advances from affiliates and by the sale of equity securities.

In order to take advantage of management’s substantial experience in the location and development of mineral exploration properties, the Company plans to look for opportunities in the resources industry.

 As a result of management’s decision to refocus its efforts from energy opportunities to explore opportunities in the resources industry, effective March 31, 2013, the Company ceased reporting as a development stage company.  Since April 1, 2013, the Company has been evaluating potential gem related projects and has been granted an exploration tenement in New South Wales, Australia. Accordingly, from April 1, 2013 the Company has been classified as an exploration stage company. In March 2015, following a review of the results of exploration on the gem tenement, the Company decided to relinquish the exploration licence.

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

Results of Operations

As set out in Management’s Discussion and Analysis of Financial Condition and Results of Operation – Overview, the Company is managed by AXIS. Certain costs and expenses are incurred by the Company and certain costs and expenses are incurred by AXIS on behalf of the Company and billed to the Company by AXIS. The total amount of expenses billed to the Company by AXIS in fiscal 2014 was A$53,072 (2013: A$697,303). The discussion in the next paragraphs relates to costs and expenses of the Company, incurred by both the Company; and by AXIS that are billed to the Company.

Year ended December 31, 2014 versus Year ended December 31, 2013

Total costs and expenses have decreased from A$699,034 for the year ended December 31, 2013 to A$128,794 for the year ended December 31, 2014.  The decrease was a net result of:

i)              A decrease in legal, accounting and professional costs from A$60,513 for the year ended December 31, 2013 to A$60,365 for the year ended December 31, 2014. Included within legal, accounting and professional costs for the year ended December 31, 2014 is A$8,943 for stock transfer agent fees for management of the share register (2013: A$10,907), A$784 for legal expenses (2013: A$2,558), A$516 for professional consultant fees (2013: A$128), and A$50,122 for audit and tax fees and professional services in relation to financial statements in the quarterly reports on Form 10-Q and annual reports on Form 10-K (2013: A$46,920) and taxation matters.

ii)             A decrease in administrative expenses from A$64,132 for the year ended December 31, 2013 to A$57,796 for the year ended December 31, 2014.  Included with administrative expenses for the year ended December 31, 2014 is A$30,121 for charges by AXIS for salaries incurred on behalf of the Company which relate to amounts paid to the President and Chief Executive Officer, Secretary and Chief Financial Officer and other staff of AXIS who provide services to the Company (2013: A$26,955); A$67 for information systems costs (2013: A$2,604); A$19,577 for lodgement of company filings with the SEC (2013: A$26,151); insurance costs of A$6,254 (2013: A$3,952); travel and accommodation costs of nil (2013: A$821); storage costs of A$928 (2013: A$982); printing and stationary costs of nil (2013: A$61); bank charges of A$833 (2013: A$1,176) and administration fees of A$16 (2013: A$1,430).  The decrease is primarily as a result of a decrease in the cost of services provided by AXIS in accordance with the service agreement.

iii)
A decrease in exploration expenditure expense from A$574,389 for the year ended December 31, 2013 to A$10,633 for the year ended December 31, 2014. The decrease is primarily due the Company commencing exploration activities during the twelve months ended December 31, 2013.  During 2014, the Company assessed the results of those activities conducted in 2013 resulting in reduced exploration activities in comparison to the prior period.

Accordingly, the loss from operations decreased from A$699,034 for the year ended December 31, 2013 to A$128,794 for the year ended December 31, 2014.

Foreign currency exchange loss decreased from A$5,630 for the year ended December 31, 2013 to A$1,743 for the year ended December 31, 2014 as a result of the movement in the US dollar versus the Australian dollar.

The net loss for the year ended December 31, 2013 was A$704,663 compared to a net loss for the year ended December 31, 2014 of A$130,537.

Liquidity and Capital Resources

For fiscal 2014, net cash used in operating activities was A$91,716 (2013:$718,406) primarily consisting of the net loss of A$130,537 (2013:$704,663), offset by a non-cash charge for foreign currency exchange loss of A$1,743 (2013:$5,603), a decrease in prepayments of A$2,392 (2013:$3,871), an decrease in receivables and deposits of A$3,912 (2013: increase $15,422)  and an increase in accounts payable and accrued expenses of A$30,774 (2013: decrease $7,822).  Financing activities in 2014 consisted of an advance of A$93,361 (2013:$726,065)   from AXIS. All of the Company’s operations since inception have been funded by AXIS.

As of December 31, 2014, the Company has short term obligations of A$85,432 comprising accounts payable and accrued expenses, and had long term obligations of A$1,066,199 comprising advances payable to an affiliate.

During 2014, AXIS charged the Company A$42,438 for management and administration services and A$10,634 for exploration services. The net amount owed by the Company to AXIS at December 31, 2014 of A$1,066,199 is included under non-current liabilities.

The Company has funded operations since inception through advances from affiliated entities. The Company’s ability to continue operations through 2015 is dependent upon future funding from affiliated entities, capital raisings, or its ability to commence revenue producing operations and positive cash flows, of which there can be no assurance. AXIS has advised it does not currently intend to require repayment of these advances prior to December 31, 2015, accordingly the Company has decided to classify the amounts payable as non-current in the accompanying balance sheets.

The Company continues to search for additional sources of capital, as and when needed; however, there can be no assurance funding will; be successfully obtained. Even if it is obtained, there is no assurance that it will not be secured on terms that are highly dilutive to existing shareholders.

In order to take advantage of management’s substantial experience in the location and development of mineral exploration properties, the Company plans to look for opportunities in the resources industry.

The Company had decided to expand its focus to include precious gems in order to generate value for shareholders and was assessing several gem opportunities. In March 2015, following a review of the results of exploration on the gem tenement, the Company decided to relinquish the exploration licence.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of Consolidated Gems as a going concern. However, Consolidated Gems has limited assets, has not yet commenced revenue producing operations and has sustained recurring losses since inception.

Our budget for general and administration and for professional expenses for fiscal 2015 is A$0.25 million.  Once we have identified a specific exploration or mining project we will also need to prepare a budget for these activities.  We are currently investigating capital raising opportunities which may be in the form of either equity or debt, to provide funding for working capital purposes. There can be no assurance that such a capital raising will be successful, or that even if an offer of financing is received by the Company, it is on terms acceptable to the Company.

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

Impact of Recent Accounting Pronouncements

For a discussion of the impact of recent accounting pronouncements on the Company’s financial statements, see Note 4 to the Company’s Financial Statements which are included elsewhere in this Annual Report.

Item 7A.                      Quantitative and Qualitative Disclosures about Market Risk

At December 31, 2014, the Company had no outstanding borrowings under Loan Facilities.

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

(b)            Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d – 15(f) under the Securities Exchange Act of 1934, as amended.  Under the supervision of management and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO 2013 Framework).  Based on our evaluation of internal control over financial reporting, our management concluded that our internal control over financial reporting was effective as of December 31, 2014.

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

(e)            Other.

We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.  Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Our disclosure controls and procedures are designed to provide such reasonable assurance of achieving our desired control objectives, and our principal executive officer and principal financial officer have concluded, as of December 31, 2014, that our disclosure controls and procedures were effective in achieving that level of reasonable assurance.

Item 9B                  Other Information

None.

PART III

Item 10.                  Directors and Executive Officers and Corporate Governance

The following table sets forth our director and officer, their ages and all offices and positions with our company.  Officers and other employees serve at the will of the Board of Directors.

Name	Age	Position(s) Held

Joseph Gutnick	62	Chairman, President and Chief Executive Officer

Peter Lee	57	Secretary, Chief Financial Officer and Principal Accounting Officer

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

  Joseph Gutnick

Mr. Gutnick is a leading mining industry entrepreneur and has been President and a Director since December 2008, and Chief Executive Officer from December 2008 to June 2011, (re-appointed in April 2012) and Executive Chairman since June 2011. He has been a Director of numerous publicly listed companies in Australia and the USA specialising in the mining sector since 1980. He is currently President, Director and CEO of Legend International Holdings Inc. (since 2004), Golden River Resources Corporation (for more than 10 years), and Aurum, Inc. (since 2009), which are US corporations listed on the OTC market in the USA, President and CEO of Northern Capital Resources Corp, Great Central Resources Corporation, US corporations, and Executive Chairman and Chief Executive Officer of Merlin Diamonds Limited and Top End Minerals Limited; which are listed on the Australian Stock Exchange. He has previously been Chairman of Blackham Resources Limited and Quantum Resources Limited, a Director of Acadian Mining Corporation and Royal Roads Corporation in the last five years. Mr. Gutnick has been responsible for overseeing the discovery of the Plutonic gold deposit and the discovery, development and operation of the world class Bronzewing and Jundee gold mines in Australia. He was awarded the Diggers award at the 1997 Diggers and Dealers Industry Awards and is a former Director of the World Gold Council. He is a Fellow of the Australasian Institute of Mining & Metallurgy and the Australian Institute of Management and a Member of the Australian Institute of Company Directors.

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

Board, Audit Committee and Remuneration Committee Meetings

Our Board of Directors consists of one director. During fiscal 2014, our Board of Directors did not meet. The Board of Directors also use resolutions in writing to deal with certain matters, and during fiscal 2014, one resolution in writing was signed by the Director.

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

Audit Committee

At December 31, 2014, the Company had not formed an audit committee or adopted an audit committee charter. In lieu of an audit committee, the Company's board of directors assumes the responsibilities that would normally be those of an audit committee. Given the limited scope of the Company’s operations to date, the Board of Directors does not at present have a director that would qualify as an audit committee financial expert under the applicable federal securities law regulations.

Remuneration Committee

At December 31, 2014, the Company had not formed a remuneration committee or adopted a remuneration committee charter. In lieu of a remuneration committee, the Company's board of directors assumes the responsibilities that would normally be those of an remuneration committee.

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
Consolidated Gems, Inc.
PO Box 6315 St Kilda Road Central
Melbourne, Victoria 8008 Australia

Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to Section 16(a) of the Securities Exchange Act of 1934, our Directors, executive officers and beneficial owners of more than 10% of the outstanding Common Stock are required to file reports with the Securities and Exchange Commission concerning their ownership of and transactions in our Common Stock and are also required to provide to us copies of such reports.  Based solely on such reports and related information furnished to us, we believe that in fiscal 2014, all such filing requirements were complied with in a timely manner by all Directors and executive officers and 10% stockholders.

Item 11.                      Executive Compensation.

The following table sets forth the annual salary, bonuses and all other compensation awards and pay outs on account of our Chief Executive Officer for services rendered to us during the fiscal years ended December 31, 2014 and 2013. No other executive officer received more than US$100,000 per annum during this period.

Summary Compensation Table
Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Joseph Gutnick, Chairman of the Board, President and CEO (1)	2014 2013	US$617 US$11,927	- -	- -	- -	- -	- -	- -	US$617 US$11,927

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

Compensation of Directors

The Company’s directors who are also executive officers of the Company did not receive any separate compensation during fiscal 2014 for serving as directors of the Company.

Item 12.                      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of our common stock by each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, each of our directors and named executive officers, and all of our directors and executive officers as a group as of May 12, 2015.

Title of Class	Name and Address of Beneficial Owner*	Amount and nature of Beneficial Owner		Percentage of class (1)

Shares of common stock	Joseph Gutnick	165,600,000	(2)	94.46
Shares of common stock	Peter J. Lee	-		-
	All officers and Directors as a group	165,600,000		94.46
*	Unless otherwise indicated, the address of each person is c/o Consolidated Gems, Inc., Level 8, 580 St. Kilda Road, Melbourne, Victoria 3004 Australia

Notes:

(1)            Based on 175,315,350 shares outstanding as of May12, 2015.
(2)            Includes 165,600,000 shares owned by Power Developments Pty Ltd, of which Mr. Joseph Gutnick is the sole Director and stockholder.

Item 13.                      Certain Relationships and Related Transactions

In January 2009, the Company entered into an agreement with AXIS Consultants Pty Ltd to provide geological, management and administration services to the Company. AXIS has some common management and is incorporated in Australia. One of the Company’s directors (Mr. Joseph Gutnick) is also a director of AXIS and Mr. Peter Lee is Chief Financial Officer and Company Secretary of AXIS and owe fiduciary duties to both parties. AXIS’ principal business is to provide geological, management and administration services to companies. We are one of nine affiliated companies that AXIS provides services to, namely, Legend International Holdings, Inc, Quantum Resources Limited, Merlin Diamonds Ltd, Top End Minerals Ltd, Northern Capital Resources Corp, Golden River Resources Corp, Great Central Resources Corp., Aurum Inc, Consolidated Gems Inc.

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

In accordance with the Service Agreement, AXIS provides the Company with the services of our Chief Executive Officer, Chief Financial Officer and clerical employees, as well as office facilities, equipment, administrative and clerical services. We pay AXIS for the actual costs of such facilities. AXIS has not charged a service fee for this fiscal year.  AXIS billed Consolidated Gems as per the services agreement, for 2014 a total of A$53,072 (2013: A$697,303).

During the year ended December 31, 2014, AXIS provided services in accordance with the Services Agreement and incurred direct costs on behalf of the Company of A$53,072 (2013: A$697,303), and advanced the Company A$40,290 (2013: A$28,760).  The Company has received advances from AXIS in connection with the ongoing business relationship between the two parties, which have been disclosed in the Company’s SEC reports, but which are not specifically provided for in the AXIS Services Agreement. Historically, the shortfall in our cash receipts has been covered by cash advances from AXIS. The purpose of such advances is to assist us in meeting our ongoing cash flow requirements. The parties are in discussions in relation to the Company providing security to AXIS for the amount outstanding and such discussions are anticipated to be concluded by the end of the second fiscal quarter of 2015, however no agreement has been reached to-date. Our director (Mr. Gutnick) is also a director of AXIS and Mr. Peter Lee is Chief Financial Officer & Company Secretary of AXIS and owe fiduciary obligations to both parties. It is the intention of the Boards of Directors of AXIS and the Company that this issue be resolved in a manner that is fair to all parties and equitable to the shareholders of each, but there are no agreements or understandings addressing the priority or dispensation of fiduciary duties with respect to the discussions to resolve the amount outstanding owed to AXIS or any other conflict of interest with AXIS or other affiliates. The Company intends to repay these amounts with funds raised either via additional debt or equity offerings. AXIS has advised it does not currently intend to require repayment of these advances prior to December 31, 2015, accordingly, the Company has decided to classify the amounts payable as non-current in the accompanying balance sheets.

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

Item 14.                      Principal Accounting Fees and Services

The following table shows the fees incurred for fiscal 2014 and 2013.

	2014	2013
	A$	A$

Audit fees	40,928	39,596
Audit related fees	-	-
Tax fees	9,194	7,324
Total	50,122	46,920

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

Dated: May 12, 2015

FORM 10-K Signature Page

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph I Gutnick
1.		Chairman, President and Chief
	Joseph Gutnick	Executive Officer	May 12, 2015
(Principal Executive Officer)

/s/ Peter J Lee
2.		Secretary and
	Peter Lee	Chief Financial Officer
		(Principal Financial Officer)	May 12, 2015

EXHIBIT INDEX

Incorporated by Reference to:		Exhibit No	Exhibit

(1)	Exhibit 99.1 Annex B	3.1	Certificate of Incorporation of Consolidated Gems, Inc.
(1)	Exhibit 99.1 Annex C	3.2	Bylaws of Consolidated Gems, Inc.
(1)	Exhibit 99.1 Annex A	3.3	Agreement and Plan of Merger between We Sell For U Corp and Consolidated Gems Inc.
(2)	Exhibit 99.1 Annex A	3.4	Amendment to Certificate of Incorporation
(2)	Exhibit 4.1	4.1	Specimen Stock Certificate of Consolidated Gems, Inc.
(3)	Exhibit 99.1 Annex A	10.1	Service Agreement dated January 30, 2009, by and between the Registrant and AXIS Consultants Pty Ltd
(3)	Exhibit 99.1 Annex A	10.2	Agreement with IFFCO
(4)	Exhibit 99.1	16.1	Letter from former independent accountant
		21.1	Subsidiaries of the Registrant
	*	31.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by. Joseph Isaac Gutnick
	*	31.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Peter James Lee.
	*	32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Joseph Isaac Gutnick.
	*	32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Peter James Lee

	*Filed herewith

(1)	Incorporated by reference to the Company’s Form 8-K filed on July 16, 2009.
(2)	Incorporated by reference to the Company’s Form 10-K filed on March 30, 2011.
(3)	Incorporated by reference to the Company’s Form 10-K filed on March 26, 2010.
(4)	Incorporated by reference to the Company’s Form 8-K filed on January 29, 2009.

Financial Statements as of December 31, 2014 and 2013 and for the years ended December 31, 2014 and 2013.

Consolidated Gems, Inc.
Audited Financial Statements for the Company for the years ended December 31, 2014 and 2013.

CONSOLIDATED GEMS, INC.

Financial Statements

December 31, 2014 and 2013

(with Report of Independent Registered Public Accounting Firm)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Consolidated Gems, Inc.

We have audited the accompanying balance sheets of Consolidated Gems, Inc. as of December 31, 2014 and 2013, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Consolidated Gems, Inc. at December 31, 2014 and 2013 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As described in Note 3, at December 31, 2014 the Company has limited working capital, has not yet commenced revenue producing operations, has incurred net losses from inception, and has an accumulated (deficit) of A$2,726,437. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.  Management’s plans in regard to these matters are also discussed in note 3.

/s/ PKF O’Connor Davies
A Division of O’Connor Davies, LLP

New York, NY
May 12, 2015

CONSOLIDATED GEMS, INC.
Balance Sheets
December 31, 2014 and 2013

	A$ 2014	A$ 2013

ASSETS

Current Assets:
Cash	2,172	2,270
Receivables	1,510	5,422
Prepayments	2,660	5,052
Total Current Assets	6,342	12,744

Non-Current Assets
Deposits	10,000	10,000
Total Non-Current Assets	10,000	10,000

Total Assets	16,342	22,744

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

Current Liabilities:
Accounts payable and accrued expenses	85,432	54,658
Total Current Liabilities	85,432	54,658

Non-Current Liabilities:
Advances from affiliate (Note 5)	1,066,199	972,838
Total Non-Current Liabilities	1,066,199	972,838

Total Liabilities	1,151,631	1,027,496

Stockholders’ (Deficit):
Preferred stock: US$.0001 par value, 20,000,000 shares authorised, none issued and outstanding.	-	-
Common stock: US$.0001 par value 500,000,000 shares authorised, and 175,315,350 issued and outstanding	16,825	16,825
Additional paid-in-capital	1,574,323	1,574,323
Accumulated (deficit)	(2,726,437)	(2,595,900)
Total Stockholders’ (deficit)	(1,135,289)	(1,004,752)

Total Liabilities and Stockholders’ (Deficit)	16,342	22,744

See notes to financial statements

CONSOLIDATED GEMS, INC.
Statements of Operations

	Year Ended December 31,	Year Ended December 31,
	2014	2013

	A$	A$

Revenues	-	-

Costs and expenses

Legal, accounting and professional	60,365	60,513
Administration expenses	57,796	64,132
Exploration expenses	10,633	574,389
	128,794	699,034

(Loss) from operations	(128,794)	(699,034)
Foreign currency exchange (loss)	(1,743)	(5,630)
Interest - other	-	1

(Loss) before income tax	(130,537)	(704,663)
Provision for income tax	-	-

Net (Loss)	(130,537)	(704,663)

Basic net (loss) per common equivalent shares	(0.00)	(0.00)

Weighted number of common equivalent shares (000’s)	175,315	175,315

See notes to financial statements

CONSOLIDATED GEMS, INC.
Statements of Stockholders’ Equity (Deficit)

	Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated (Deficit)	Total
		A$	A$	A$	A$

Balance December 31, 2012	175,315,350	16,825	1,574,323	(1,891,237)	(300,089)

Net (loss)	-	-	-	(704,663)	(704,663)

Balance December 31, 2013	175,315,350	16,825	1,574,323	(2,595,900)	(1,004,752)

Balance December 31, 2013	175,315,350	16,825	1,574,323	(2,595,900)	(1,004,752)

Net (loss)	-	-	-	(130,537)	(130,537)

Balance December 31, 2014	175,315,350	16,825	1,574,323	(2,726,437)	(1,135,289)

See notes to financial statements

CONSOLIDATED GEMS, INC.
Statements of Cash Flows

	Year Ended December 31, 2014	Year Ended December 31, 2013
	A$	A$

CASH FLOWS FROM OPERATING ACTIVITIES

Net (Loss)	(130,537)	(704,663)

Adjustments to reconcile net (loss) to net cash (used)
in operating activities
Foreign currency exchange loss	1,743	5,630
Net change receivables and deposits	3,912	(15,422)
Net change in prepayments	2,392	3,871
Net change in accounts payable and accrued expenses	30,774	(7,822)

Net Cash (used) in Operating Activities	(91,716)	(718,406)

CASH FLOWS FROM FINANCING ACTIVITIES

Advances from affiliate	93,361	726,065

Net Cash provided by Financing Activities	93,361	726,065

Effects of exchange rate on cash	(1,743)	(5,630)

Net increase (decrease) in Cash	(98)	2,029

Cash at Beginning of Year	2,270	241
Cash at End of Year	2,172	2,270

See notes to financial statements

CONSOLIDATED GEMS, INC.
Notes to Financial Statements
December 31, 2014 and 2013

(1)           ORGANIZATION AND BUSINESS

Consolidated Gems, Inc. ("Consolidated Gems” or the “Company"), is a Delaware corporation originally incorporated in Florida as We Sell for U Corp.. The principal stockholder of Consolidated Gems is Power Developments Pty Ltd., an Australian corporation (“Power”), an entity majority owned by the Company’s president, which owned 94.46% of Consolidated Gems as of December 31, 2014.

In order to take advantage of management’s substantial experience in the location and development of mineral exploration properties, the Company plans to look for opportunities in the resources industry.

The Company had decided to expand its focus to include precious gems in order to generate value for shareholders and was assessing several gem opportunities. In March 2015, following a review of the results of exploration on the gem tenement, the Company decided to relinquish the exploration licence.

(2)           ACCOUNTING POLICIES

The following is a summary of the significant accounting policies followed in connection with the preparation of the financial statements.

(a)           Basis of presentation and use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (US GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

(b)	Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents.  For the periods presented there were no cash equivalents.

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

(e)	Goods and Services Tax (“GST”)

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

(h)	Comparative Figures

Where necessary, comparative figures have been reclassified to be consistent with current year presentation with no effect on operations.

(3)	GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has not yet commenced revenue producing operations and had an accumulated deficit of A$2,726,437 as of December 31,2014. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company will require additional funding for operations and this additional funding may be raised through debt or equity offerings. The Company has a debt due to AXIS Consultants Pty Ltd (AXIS). AXIS provides management services to the Company and the cost of these services increases the amount of the debt. In addition, the Company has historically relied on loans and advances from corporations affiliated with the President of Consolidated Gems.  Based on discussions with these affiliate companies, the Company believes this source of funding will continue to be available. Other than the arrangements noted above, the Company has not confirmed any other arrangement for ongoing funding. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

(4)	RECENT ACCOUNTING PRONOUNCEMENTS

In June 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-10, “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation”. The Company adopted the amendment to (Topic 915) Development Stage Entities, for the elimination of certain disclosures currently required under US GAAP in the financial statements for development stage entities. The amendment removes the definition of a development stage entity, thereby removing the financial reporting distinction between the development stage entities and reporting entities from US GAAP. The Company has adopted ASU No. 2014-10 and accordingly eliminated the inception-to-date information in the statements of income, cash flows, and shareholder equity. The financial statements are no longer labelled as an exploration or development stage entity, and no disclosure is required for a description of the development stage activities the entity is engaged or when they are no longer a development stage entity. This update also eliminates an exception provided to development stage entities in FASC Topic 810, Consolidation, for determining whether an entity is a Variable Interest Entity (VIE) based on the amount of equity at risk.

In August 2014, the Financial Accounting Standards Board (“FASB”)  issued Accounting Standards Update No. 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entities Ability to Continue as a Going Concern (ASU 2014-15). The guidance in ASU 2014-15 sets forth management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern as well as required disclosures. ASU 2014-15 indicates that, when preparing financial statements for interim and annual financial statements, management should evaluate whether conditions or events, in the aggregate, raise substantial doubt about the entity's ability to continue as a going concern for one year from the date the financial statements are issued or are available to be issued. This evaluation should include consideration of conditions and events that are either known or are reasonably knowable at the date the financial statements are issued or are available to be issued, as well as whether it is probable that management's plans to address the substantial doubt will be implemented and, if so, whether it is probable that the plans will alleviate the substantial doubt. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods and annual periods thereafter. Early application is permitted.  The Company will evaluate the going concern considerations in this ASU however management does not believe the financial statements require additional disclosure that it has met conditions which would subject these financial statements for additional disclosure other than disclosed.

Other Recently Issued, but not Yet Effective Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

(5)	AFFILIATE TRANSACTIONS

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

AXIS is paid by each company for the costs incurred by it in carrying out the administration function for each such company. Pursuant to the Service Agreement, AXIS performs such functions as payroll, maintaining employee records required by law and usual accounting procedures, providing insurance, human resources, company secretarial, land management, certain exploration and mining support including provision of exploration managers and geologists, financial, accounting advice and services.  AXIS also provides for the Company various services, including but not limited to the making available of office supplies, office facilities and any other services as may be required from time to time by the Company as and when requested by the Company.

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

The payable to affiliate at December 31, 2014 of A$1,066,199 (2013: A$972,838) is due to AXIS. During the year ended December 31, 2014, AXIS provided services in accordance with the services agreement and incurred direct costs on behalf of the Company and provided funding in a total amount of A$93,361 (2013: A$726,065). The Company intends to repay these amounts with funds raised either via additional debt or equity offerings, but this may not occur within the next 12 months. AXIS has agreed not to call the advance in 2015 and accordingly, the Company has classified the amounts payable as non-current in the accompanying balance sheets.

(6)	INCOME TAXES

Consolidated Gems files its income tax returns on an accrual basis.

The Company files tax returns in the United States. Consolidated Gems has carry-forward losses of approximately US$1,900,000 as of December 31, 2014 which expire in years 2028 through 2034. Due to the uncertainty of the availability and future utilization of those operating loss carry-forwards, management has provided a full valuation against the related tax benefit.

The Company’s tax returns for all years since December 31, 2010 remain open to examination by the respective tax authorities.  There are currently no tax examinations in progress.

(7)	SUBSEQUENT EVENTS

The Company has evaluated events and transactions after the balance sheet date and, through the date the financial statements were issued and believes that all relevant disclosures have been included herein and there are no other which requires recognition or disclosure in the accompanying financial statements. In March 2015, following a review of the results of exploration on the gem tenement, the Company decided to relinquish the exploration licence.