Form 10-Q
period 2015-03-31
CONSOLIDATED GEMS, INC.
filed 2015-06-11
CIK 1423417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10- Q

(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the Quarterly Period Ended March 31, 2015
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
———————
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12-b2 of the Exchange Act.

(Check one): Large accelerated filer ☐ Accelerated filer ☐Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b2 of the Exchange Act).
☐ Yes ☒ No

There were 175,315,350 shares of common stock outstanding on May 22, 2015.

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

These interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary to present fairly the financial position of the Company as of March 31, 2015, the results of its operations for the three month periods ended March 31, 2015 and 2014 and the changes in its cash flows for the three month periods ended March 31, 2015 and 2014 have been included. The results of operations for the interim periods are not necessarily indicative of the results for the full year.

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

UNLESS OTHERWISE INDICATED, ALL FINANCIAL INFORMATION PRESENTED IS IN AUSTRALIAN DOLLARS.

CONSOLIDATED GEMS, INC.
Balance Sheet

	March 31, 2015 (Unaudited)	December 31, 2014
	A$	A$

ASSETS

Current Assets:
Cash	1,992	2,172
Receivables	1,676	1,510
Prepayments	2,321	2,660
Total Current Assets	5,989	6,342

Non-Current Assets:
Deposits	10,000	10,000
Total Non-Current Assets	10,000	10,000

Total Assets	15,989	16,342

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

Current Liabilities:
Accounts payable and accrued expenses	94,701	85,432
Total Current Liabilities	94,701	85,432

Non-Current Liabilities:
Advances from affiliate	1,068,800	1,066,199
Total Non-Current Liabilities	1,068,800	1,066,199

Total Liabilities	1,163,501	1,151,631

Stockholders’ (Deficit):
Common stock: US$.0001 par value 500,000,000 shares authorised, and 175,315,350 shares issued and outstanding	16,825	16,825
Additional paid-in capital	1,574,323	1,574,323
Accumulated (deficit)	(2,738,660)	(2,726,437)
Total Stockholders’ (deficit)	(1,147,512)	(1,135,289)

Total Liabilities and Stockholders’ (Deficit)	15,989	16,342

See notes to financial statements

CONSOLIDATED GEMS, INC.
Statement of Operations
(Unaudited)

	For the three months ended March 31
	2015	2014
Revenues	A$-	A$-

Cost and expenses
Legal, accounting and professional	10,188	9,402
Administration expense	1,926	12,964
Exploration expenditure	-	6,727
	12,114	29,093

(Loss) from operations	(12,114)	(29,093)
Foreign currency exchange gain/(loss)	(109)	432
(Loss) before income tax	(12,223)	(28,661)
Provision for income tax	-	-

Net (loss)	(12,223)	(28,661)

Basic net (loss) per Common Equivalent Shares	(0.00)	(0.00)

Weighted number of common equivalent shares (000’s)	175,315	175,315

See notes to financial statements

CONSOLIDATED GEMS, INC.
Statement of Stockholders’ (Deficit)
for the three months ended March 31, 2015
(Unaudited)

	Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated (Deficit)	Total
		A$	A$	A$	A$

Balance, December 31, 2014	175,315,350	16,825	1,574,323	(2,726,437)	(1,135,289)

Net (loss)	-	-	-	(12,223)	(12,223)

Balance, March 31, 2015	175,315,350	16,825	1,574,323	(2,738,660)	(1,147,512)

See notes to financial statements

CONSOLIDATED GEMS, INC.
Statements of Cash Flows
(Unaudited)

	For the three months ended March 31
	2015 A$	2014 A$

CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss)	(12,223)	(28,661)

Adjustments to reconcile net (loss) to net cash (used) in operating activities
Foreign currency exchange (gain)/loss	109	(432)
Net change in receivables and deposits	(166)	4,801
Net change in prepayments	339	1,953
Net change in accounts payable and accrued expenses	9,269	18,641

Net Cash (used) in Operating Activities	(2,672)	(3,698)

CASH FLOWS FROM FINANCING ACTIVITIES

Advances from affiliate	2,601	5,064

Net Cash provided by Financing Activities	2,601	5,064

Effects of exchange rate on cash	(109)	432

Net increase (decease) in cash	(180)	1,798

Cash at Beginning of Period	2,172	2,270

Cash at End of Period	1,992	4,068

See notes to financial statements

CONSOLIDATED GEMS, INC.
Notes to Financial Statements
March 31, 2015
ORGANIZATION AND BUSINESS

Consolidated Gems, Inc. ("Consolidated Gems” or the “Company"), is a Delaware corporation originally incorporated in Florida as We Sell for U Corp. The principal stockholder of Consolidated Gems is Power Developments Pty Ltd., an Australian corporation (“Power”), an entity majority owned by the Company’s president, which owned 94.46% of Consolidated Gems as of March 31, 2015.

In order to take advantage of management’s substantial experience in the location and development of mineral exploration properties, the Company planned to look for opportunities in the resources industry.

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

(1)	RECENT ACCOUNTING PRONOUNCEMENTS

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

(2)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Goods and Services Tax (“GST”)

Revenues, expenses and assets generated in Australia are subject to Australian GST which requires the supplier to add a 10% GST to predominately all expenses and the cost of assets and for the Company to include a 10% GST to the selling price of a product. Revenues, expenses and assets are recognized net of the amount of GST except where the GST incurred on a purchase of goods and services is not recoverable from the taxation authority, in which case the GST is recognized as part of the cost of acquisition of the assets or as part of the expense item as applicable, and receivables and payables are stated with the amount of GST included. The net amount of GST recoverable from, or payable to, the taxation authority is included as part of receivables or payables in the balance sheet. Cash flows are included in the cash flow statement on a gross basis and the GST component of cash flows arising from investing and financing activities which is recoverable from, or payable to, the taxation authority are classified as operating cash flows. Commitments and contingencies are disclosed net of the amount of GST recoverable from, or payable to, the taxation authority

Foreign Currency Translation

Effective April 1, 2013, the Company's functional and reporting currency is the Australian dollar. Revenue and expenses incurred in a currency other than, Australian dollars are translated at the date incurred or Invoiced. Assets and liabilities are re-valued at the  period end exchange  rate where appropriate. Gains or losses from foreign currency transactions are included in the results of operations.

Prior to.April 1, 2013, the Company's functional currency was the US dollar. However, as a result of Australian based activities in the second quarter of 2013 relating to potential gem projects, the Company's revenue and expenses are now primarily denominated in Australian dollars (A$). ASC 830 Foreign Currency Translation, states that the functional currency of an entity is the currency of the primary economic environment in which the entity operates. Accordingly the Company determined that from April 1, 2013 the functional currency of the Company is the Australian dollar. Assets, liabilities and equity were translated at the rate of exchange at April 1, 2013. Revenue and expenses were translated at rates at date of transaction. Translation gains and losses, if material, are included as part of accumulated other comprehensive income. The result translation at April 1, 2013 was not material.

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

The payable to affiliate at March 31, 2015 of A$1,068,800 is due to AXIS. During the three months ended March 31, 2015, AXIS provided services in accordance with the services agreement, incurred direct costs on behalf of the Company and advanced funds of A$2,601. The Company intends to repay the advances from affiliate with funds raised either via additional debt or equity offerings, but as this may not occur within the next 12 months AXIS has agreed not to call the advance within the next twelve months and accordingly the Company has classified the amounts payable as non-current in the accompanying balance sheet.

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

The Company’s tax returns for all years since December 31, 2011 remain open to examination by the respective tax authorities. There are currently no tax examinations in progress.

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

(6)	COMMITMENTS

Exploration
The Company has to perform minimum exploration work and expend minimum amounts of money on its tenements. The overall expenditure requirement tends to be limited in the normal course of the Company's tenement portfolio management through expenditure exemption approvals, and expenditure reductions through relinquishment of parts or the whole of tenements deemed non prospective. Should the company wish to preserve interests in its current tenements the amount which may be required to be expended is as follows:

2015
A$
Not later than one year	5,083
Later than one year but not later than five years	-
Later than five years	-
5,083

(7)	SUBSEQUENT EVENTS

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Financial Statements and accompanying notes and the other financial information appearing elsewhere in this report. This report contains numerous forward-looking statements relating to our business. Such forward-looking statements are identified by the use of words such as believes, intends, expects, hopes, may, should, plan, projected, contemplates, anticipates or similar words. Actual operating schedules, results of operations, ore grades and mineral deposit estimates and other projections and estimates could differ materially from those projected in the forward-looking statements. The functional and reporting currency of the Company is the Australian Dollar. These interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

We have incurred net losses since our inception and may continue to incur substantial and increasing losses for the next several years. Since inception we have incurred accumulated losses of A$2,738,660 which was funded primarily by the sale of equity securities and loans from affiliates.

Description of Current Business Plans and Activities

The following is a description of the Company’s current business plans and activities.

In order to take advantage of management’s substantial experience in the location and development of mineral exploration properties, the Company planed to look for opportunities in the resources industry.

As a result of management’s decision to refocus its efforts from energy opportunities to explore opportunities in the resources industry, effective March 31, 2013, the Company ceased reporting as a development stage company. Since April 1, 2013, the Company has been evaluating potential gem related projects and had been granted an exploration tenement in New South Wales, Australia. Accordingly, from April 1, 2013 the Company had been classified as an exploration stage company. In March 2015, following a review of the results of exploration on the gem tenement, the Company decided to relinquish the exploration licence.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2015 vs. Three Months Ended March 31, 2014.

Costs and expenses decreased from A$29,093 in the three months ended March 31, 2014 to A$12,114 in the three months ended March 31, 2015.

The decrease in costs and expenses is a net result of:

a)
an increase in legal, accounting and professional expense from A$9,402 the three months ended March 31, 2014 to A$10,188 for the three months ended March 31, 2015. Included within legal, accounting and professional expense for the three months ended March 31, 2015 is A$nil (2014: A$277) for costs associated with the Company’s SEC compliance obligations; A$1,737 (2014: A$2,109) which relates to stock agent transfer fees; audit fees of A$8,453 (2014: A$6,500) and franchise tax of A$nil (2014: A$516).

b)
a decrease in administrative expense from A$12,964 in the three months ended March 31, 2014 to A$1,926 in the three months ended March 31, 2015, primarily as a result of a decrease in the cost of services provided by AXIS in accordance with the service agreement. Included within the administrative expenses of A$1,926 (2014: A$12,964) is an amount of A$1,821 (2014: A$5,064) billed to us by AXIS.

c)
a decrease in exploration expenditure expense from A$6,727 in the three months ended March 31, 2014 to A$nil in the three months ended March 31, 2015. During the three months to March 31, 2015, the Company relinquished the tenement.

As a result of the foregoing, the loss from operations decreased from A$29,093 for the three months ended March 31, 2014 to a loss from operations of A$12,114 for the three months ended March 31, 2015.

A foreign currency exchange gain of A$432 for the three months ended March 31, 2014 compared to a foreign currency exchange loss of A$109 for the three months ended March 31, 2015 was recorded as a result of the movement in the US dollar versus the Australian dollar.

The net loss was A$12,223 for the three months ended March 31, 2015 compared to a net loss of A$28,661 for the three months ended March 31, 2014.

Liquidity and Capital Resources

For the three months ended March 31, 2015, net cash used in operating activities was A$2,672 consisting of the net loss of A$12,223 offset by a non-cash charge for foreign currency exchange loss of A$109, an increase in accounts payable and accrued expenses of A$9,269, a decrease in prepayments of A$339 and an increase in receivables and deposits of A$166. For the three months ended March 31, 2015, net cash provided by financing activities was A$2,601 consisting of an increase in payable to affiliate.

As of March 31, 2015, the Company had short-term obligations of A$94,701 comprising accounts payable and accrued expenses and had long-term obligations of A$1,068,800 comprising advances payable to an affiliate.

For the three months ends March 31, 2015, AXIS charged the Company A$1,821 for management and administration services. The net amount owed by the Company to AXIS at March 31, 2015 of A$1,068,800 is included under non-current liabilities.

The Company has funded operations since inception through advances from affiliated entities. The Company’s ability to continue operations through 2015 is dependent upon future funding from affiliated entities, capital raisings, or its ability to commence revenue producing operations and positive cash flows, of which there can be no assurance. AXIS has advised it does not currently intend to require repayment of these advances prior to March 31, 2016, accordingly the Company has decided to classify the amounts payable as non-current in the accompanying balance sheets.

The Company continues to search for additional sources of capital, as and when needed; however, there can be no assurance funding will; be successfully obtained. Even if it is obtained, there is no assurance that it will not be secured on terms that are highly dilutive to existing shareholders.

In order to take advantage of management’s substantial experience in the location and development of mineral exploration properties, the Company planned to look for opportunities in the resources industry.

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

Our budget for general and administration and for professional expenses for the remainder of fiscal 2015 is A$0.05 million. Once we have identified a specific exploration or mining project we will also need to prepare a budget for these activities. We are currently investigating capital raising opportunities which may be in the form of either equity or debt, to provide funding for working capital purposes. There can be no assurance that such a capital raising will be successful, or that even if an offer of financing is received by the Company, it is on terms acceptable to the Company.

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

Forward-looking statements are subject to both known and unknown risks and uncertainties and can be affected by inaccurate assumptions we might make. Risks, uncertainties and inaccurate assumptions could cause actual results to differ materially from historical results or those currently anticipated. Consequently, no forward-looking statement can be guaranteed. The potential risks and uncertainties that could affect forward looking statements include, but are not limited to:

●	The risk factors set forth in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014,
●	The possibility that we do not find gems or other minerals or that the gems or other minerals we find are not commercially economical to mine,
●	The risks and hazards inherent in the mineral exploration and development business (including environmental hazards, industrial accidents, weather or geologically related conditions),
●	Changes in the market price of minerals or gems,
●	The effects of environmental and other governmental regulations,
●	The uncertainties inherent in our exploratory activities, including risks relating to permitting and regulatory delays,
●	Estimates of proven and probable reserves are subject to considerable uncertainty,
●	Movements in foreign exchange rates,
●	Increased competition, governmental regulation,
●	Performance of information systems,
●	Ability of the Company to hire, train and retain qualified employees.

In addition, other risks, uncertainties, assumptions, and factors that could affect the Company's results and prospects are described in this Quarterly Report on Form 10-Q and in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, including under the heading “Risk Factors” and elsewhere herein and therein and may further be described in the Company's prior and future filings with the Securities and Exchange Commission and other written and oral statements made or released by the Company.

We caution you not to place undue reliance on any forward-looking statements, which speak only as of the date of this document. The information contained in this report is current only as of its date, and we assume no obligation to update any forward-looking statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

At March 31, 2015, the Company had no outstanding loan facilities.

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

(b)	Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the first quarter of 2015 that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

(c)	Other

We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurance of achieving our desired control objectives, and our principal executive officer and principal financial officer have concluded, as of March 31, 2015, that our disclosure controls and procedures were effective in achieving that level of reasonable assurance.

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
101
The following materials from the Consolidated Gems, Inc. Quarterly Report on Form 10-Q for the three months ended March 31, 2015 formatted in Extensible Business Reporting Language (XBRL): (i) the Balance Sheet, (ii) the Statement of Operations, (iii) Statement of Stockholders’ (Deficit), (iv) the Statement of Cash Flows and (v) related notes.

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

Date: May 22, 2015

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

101
The following materials from the Consolidated Gems, Inc. Quarterly Report on Form 10-Q for the nine months ended March 31, 2015 formatted in Extensible Business Reporting Language (XBRL):  i) the Balance Sheet, (ii) the Statement of Operations, (iii) the Statement of Stockholders’ (deficit), (iv) the Statement of Cash Flows and (v) related notes.

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