Form 10-Q
period 2015-06-30
CONSOLIDATED GEMS, INC.
filed 2016-10-19
CIK 1423417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10- Q

(Mark one)
x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the Quarterly Period Ended June 30, 2015
or
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from ________________ to ________________
Commission File Number: 000-53735
———————
CONSOLIDATED GEMS, INC.
(Exact name of registrant as specified in its charter)
———————

Delaware	26-0267587
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation)	Identification No.)

Level 1A, 42 Moray Street
Southbank, Victoria, Australia	3006
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: 001 (613) 8532 2838

(Former Name or Former Address, if changed since Last Report)
Level 8, 580 St Kilda Road, Melbourne, Victoria, Australia 3004

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

(Check one): Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b2 of the Exchange Act). ☐ Yes ☒ No
There were 175,315,350 shares of common stock outstanding on March 16, 2016.

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

In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary to present fairly the financial position of the Company as of June 30, 2015, the results of its operations for the three and six month periods ended June 30, 2015 and 2014 and the changes in its cash flows for the six month periods ended June 30, 2015 and 2014 have been included.  The results of operations for the interim periods are not necessarily indicative of the results for the full year.

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

UNLESS OTHERWISE INDICATED, ALL FINANCIAL INFORMATION PRESENTED IS IN AUSTRALIAN DOLLARS.

CONSOLIDATED GEMS, INC.
Balance Sheets

	June 30, 2015 (Unaudited)	December 31, 2014

	A$	A$

ASSETS

Current Assets:
Cash	3,413	2,172
Receivables	803	1,510
Prepayments	4,820	2,660
Total Current Assets	9,036	6,342

Non-Current Assets:
Deposits	-	10,000
Total Non-Current Assets	-	10,000

Total Assets	9,036	16,342

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

Current Liabilities:
Accounts payable and accrued expenses	107,274	85,432
Total Current Liabilities	107,274	85,432

Non-Current Liabilities:
Advances from affiliate	1,076,952	1,066,199
Total Non-Current Liabilities	1,076,952	1,066,199

Total Liabilities	1,184,226	1,151,631

Stockholders’ (Deficit):
Preferred stock: US$.0001 par value, 20,000,000 share authorised none issued and outstanding
Common stock: US$.0001 par value 500,000,000 shares authorised, and 175,315,350 shares issued and outstanding	16,825	16,825
Additional paid-in capital	1,574,323	1,574,323
Accumulated (deficit)	(2,766,338)	(2,726,437)
Total Stockholders’ (deficit)	(1,175,190)	(1,135,289)

Total Liabilities and Stockholders’ (Deficit)	9,036	16,342

See notes to financial statements

CONSOLIDATED GEMS, INC.
Statements of Operations
(Unaudited)

	For the three months ended June 30		For the six months ended June 30
	2015	2014	2015	2014
Revenues	A$-	A$-	A$-	A$-

Cost and expenses
Legal, accounting and professional	16,255	9,431	26,442	18,833
Administration expense	770	9,896	2,697	22,860
Exploration expenditure	-	3,907	-	10,633
	17,025	23,234	29,139	52,326

(Loss) from operations	(17,025)	(23,234)	(29,139)	(52,326)
Foreign currency exchange (loss)	(10,653)	(1,745)	(10,762)	(1,314)
(Loss) before income tax	(27,678)	(24,979)	(39,901)	(53,640)
Provision for income tax	-	-	-	-

Net (loss)	(27,678)	(24,979)	(39,901)	(53,640)

Basic net (loss) per common equivalent shares	(0.00)	(0.00)	(0.00)	(0.00)

Weighted number of common equivalent shares (000’s)	175,315	175,315	175,315	175,315

See notes to financial statements

CONSOLIDATED GEMS, INC.
Statements of Stockholders’ (Deficit)
for the period ended June 30, 2015
 (Unaudited)

	Shares		Common Stock Amount	Additional Paid-in Capital	Accumulated (Deficit)	Total
	.		A$	A$	A$	A$

Balance, December 31, 2014		175,315,350	16,825	1,574,323	(2,726,437)	(1,135,289)

Net (loss)		-	-	-	(39,901)	(39,901)

Balance, June 30, 2015		175,315,350	16,825	1,574,323	(2,766,338)	(1,175,190)

See notes to financial statements

CONSOLIDATED GEMS, INC.
Statements of Cash Flows
(Unaudited)

	For the six months ended June 30
	2015 A$	2014 A$

CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss)	(39,901)	(53,640)

Adjustments to reconcile net (loss) to net cash (used) in operating activities
Foreign currency exchange loss	10,762	1,314
Net change in prepayments	(2,160)	3,846
Net change in receivables and deposits	10,707	4,189
Net change in accounts payable and accrued expenses	11,080	(4,148)

Net Cash (used) in Operating Activities	(9,512)	(48,439)

CASH FLOWS FROM FINANCING ACTIVITIES

Advances from affiliate	10,753	49,858

Net Cash provided by Financing Activities	10,753	49,858

Effects of exchange rate on cash	-	(1,314)

Net increase in Cash	1,241	105

Cash at Beginning of Period	2,172	2,270

Cash at End of Period	3,413	2,375

See notes to financial statements

CONSOLIDATED GEMS, INC.
Notes to Financial Statements
June 30, 2015
(1)	ORGANIZATION AND BUSINESS

Consolidated Gems, Inc. ("Consolidated Gems” or the “Company"), is a Delaware corporation originally incorporated in Florida as We Sell for U Corp. The principal stockholder of Consolidated Gems is Power Developments Pty Ltd., an Australian corporation (“Power”), an entity majority owned by the Company’s President, which owned 94.46% of Consolidated Gems as of June 30, 2015.
In order to take advantage of management’s substantial experience in the location and development of mineral exploration properties, the Company planned to look for opportunities in the resources industry.
The Company had decided to expand its focus to include precious gems in order to generate value for shareholders and is currently assessing several gem opportunities. In March 2015, following a review of the results of exploration on the gem tenement, the Company decided to relinquish the exploration license.
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
In addition, Consolidated Gems is reliant on loans and advances from corporations affiliated with the Company. Based on discussions with these affiliate companies the Company believes this source of funding will continue to be available. Other than the arrangements noted above, the Company has not confirmed any other arrangement for ongoing funding. As a result the Company may be required to raise funds by additional debt or equity offerings in order to meet its cash flow requirements during the forthcoming year; however there can be no assurance that the Company will be successful in these efforts.
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

In January 2009, the Company entered into an agreement with AXIS Consultants Pty Ltd (“AXIS”) to provide geological, management and administration services to the Company. AXIS is affiliated through common management and is incorporated in Australia. The Company’s former President and director, Mr. Gutnick, is also a director of AXIS and Mr. Lee is Chief Financial Officer and Secretary of the Company and is also Company Secretary of AXIS. The Company is one of nine affiliated companies under common management with AXIS. Each of the companies has some common Directors, officers and shareholders. In addition, each of the companies is substantially dependent upon AXIS for its senior management and administration staff. It has been the intention of the affiliated companies and respective Boards of Directors that each of such arrangements or transactions should accommodate the respective interest of the relevant affiliated companies in a manner which is fair to all parties and equitable to the shareholders of each. Currently, there are no material arrangements or planned transactions between the Company and any of the other affiliated companies other than AXIS.
During the six months ended June 30, 2015, AXIS provided services in accordance with the services agreement, incurred direct costs on behalf of the Company and provided funding of A$10,753. The amounts owed to the affiliate as of June 30, 2015 is A$1,076,952.
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
The Company has evaluated events and transactions after the balance sheet date and through the date the financial statements were issued, and believes that all relevant disclosures have been included herein and there are no other events which require recognition or disclosure in the accompanying interim financial statements. On September 30, 2015, Mr Joseph Gutnick resigned as President, Chief Executive Officer and a Director and was replaced by Mr Mordechai Gutnick. In February 2016, the Company commenced a private placement and to-date has received subscriptions for 20,333,333 shares of common stock at a price of A$0.04 for A$940,000.
On March 8, 2016, the Company announced it had entered into a Term Sheet with Noam Levavi and Eran Galil (the “Vendors”) for the acquisition of all of the issued shares of Byondata (“Byondata”), a company incorporated under the laws of Israel. The Company has a 90 day period to conduct due diligence and negotiate a formal share sale agreement.

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
 Overview
Consolidated Gems, Inc. (“Consolidated Gems” or the “Company”), formerly Electrum International, Inc. is a Delaware corporation originally incorporated in Florida as We Sell For U Corp. (“We Sell For U”). Consolidated Gems was originally established with the intention to develop and provide service offerings to facilitate auctions on eBay for individuals and companies who lack the eBay expertise and/or time to list/sell and ship items they wish to sell. In December 2008, Power Developments Pty Ltd, an Australian corporation ("Power") acquired approximately a 96% interest in Consolidated Gems from Edward T. Farmer and certain other stockholders. Mr. Farmer resigned as Sole Director and Officer of Consolidated Gems, Joseph Gutnick was appointed President, Chief Executive Officer and a Director and Peter Lee was appointed Chief Financial Officer and Secretary. On September 30, 2015, Joseph Gutnick resigned as President, Chief Executive Officer and a Director and Mr Mordechai Gutnick was appointed as President, Chief Executive Officer and a Director.
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
We have incurred net losses since our inception and may continue to incur substantial and increasing losses for the next several years. Since inception we have incurred accumulated losses of A$2,766,338 which was funded primarily by the sale of equity securities and loans from affiliates.
Description of Current Business Plans and Activities
The following is a description of the Company’s current business plans and activities.
 In order to take advantage of management’s substantial experience in the location and development of mineral exploration properties, the Company planned to look for opportunities in the resources industry.
As a result of management’s decision to refocus its efforts from energy opportunities to explore opportunities in the resources industry, effective March 31, 2013, the Company ceased reporting as a development stage company. Since April 1, 2013, the Company had been evaluating potential gem related projects and had been granted an exploration tenement in New South Wales, Australia. Accordingly, from April 1, 2013 the Company had been classified as an exploration stage company. In March 2015, following a review of the results of exploration on the gem tenement, the Company decided to relinquish the exploration license.
RESULTS OF OPERATIONS
Three Months Ended June 30, 2015 vs. Three Months Ended June 30, 2014.
Costs and expenses are incurred in both Australian and US dollars. Costs incurred in US dollars are converted to Australian dollars. The Australian dollar has fallen by approximately 30% against the US dollar over the past 12 months and therefore the comparison of amounts for the three month period ended June 30, 2015 versus the three month period ended June 30, 2014 does not provide a true comparison of the movement as it may have been heavily influenced by the movement in the exchange rate depending on whether the cost or expenses was initially incurred in US dollars or Australian dollars.

Costs and expenses decreased from A$23,234 in the three months ended June 30, 2014 to A$17,025 in the three months ended June 30, 2015.
The decrease in costs and expenses is a net result of:
a)
an increase in legal, accounting and professional expense from A$9,431 for the three months ended June 30, 2014 to A$16,255 for the three months ended June 30, 2015. Included within legal, accounting and professional expense for the three months ended June 30, 2015 is A$257 (2014: A$507) for costs associated with the Company’s SEC compliance obligations; A$3,292 (2014: A$1,998) which relates to stock agent transfer fees; and accounting fees for the three months ended June 30, 2015 of A$12,706 (2014: A$6,926).

b)
a decrease in administrative expense from A$9,896 in the three months ended June 30, 2014 to A$770 in the three months ended June 30, 2015, primarily as a result of a decrease  in the cost of services provided by AXIS in accordance with the service agreement.  Included within the administrative expenses of A$770 (2014: A$9,896) is an amount of A$(12,043) credited to us by AXIS (2014: A$3,950 billed to us by AXIS).

c)
a decrease in exploration expenditure expense from A$3,907 for the three months ended June 30, 2014 to A$nil  for the three months ended June 30, 2015. During 2014, the Company assessed the results of these activities conducted in 2013 resulting in reduced exploration activities. During the three months to March 31, 2015, the Company relinquished the tenement.

As a result of the foregoing, the loss from operations decreased from A$23,234 for the three months ended June 30, 2014 to a loss from operations of A$17,025 for the three months ended June 30, 2015.
A foreign currency exchange loss of A$1,745 for the three months ended June 30, 2014 compared to a foreign currency exchange loss of A$10,653 for the three months ended June 30, 2015 was recorded as a result of the movement in the US dollar versus the Australian dollar.
The net loss was A$27,678 for the three months ended June 30, 2015 compared to a net loss of A$24,979 for the three months ended June 30, 2014.
Six Months Ended June 30, 2015 vs. Six Months Ended June 30, 2014.
Costs and expenses are incurred in both Australian and US dollars. Costs incurred in US dollars are converted to Australian dollars. The Australian dollar has fallen by approximately 30% against the US dollar over the past 12 months and therefore the comparison of amounts for the six month period ended June 30, 2015 versus the six month period ended June 30, 2014 does not provide a true comparison of the movement as it may have been heavily influenced by the movement in the exchange rate depending on whether the cost or expenses was initially incurred in US dollars or Australian dollars.
Costs and expenses decreased from A$52,326 in the six months ended June 30, 2014 to A$29,139 in the six months ended June 30, 2015.
The decrease in costs and expenses is a net result of:
a)
An increase in legal, accounting and professional expense from A$18,833 for the six months ended June 30, 2014 to A$26,442 for the six months ended June 30, 2015. Included within legal, accounting and professional expense for the six months ended June 30, 2014 is A$257 (2014: A$784) for costs associated with the Company’s SEC compliance; accounting fee costs for the six months ended June 30, 2014 of A$21,159 (2014: A$13,426); and A$5,026 (2014: A$4,106) which relates to stock agent transfer fees.

b)
A decrease in administrative expense from A$22,860 in the six months ended June 30, 2014 to A$2,697 in the six months ended June 30, 2015. Included within administrative expenses for the six months ended June 30, 2015 are: A$nil (2014: A$16) for accounting support fees; A$3,038 (2014: A$14,466) for costs associated with the Company’s SEC compliance obligations; A$360 (2014: A$390) for bank charges; insurance costs of A$8,984 (2014: A$3,847); A$530 (2014: A$421) for storage costs; consultants fees A$11,000 (2014: A$nil) and A$(21,271) credited to us by AXIS (2014: A$4,213) for wages and salaries expenditure. Included within the administrative expenses of A$2,697 (2014: A$22,860) is an amount of A$(10,048) credited to us by AXIS (2014: A$9,381 billed to us by AXIS).

c)
A decrease in exploration expenditure expense from A$10,633 for the six months ended June 30, 2014 to A$nil for the six months ended June 30, 2015. During 2014, the Company assessed the results of these activities conducted in 2013 resulting in reduced exploration activities. During the six months to June 30, 2015, the Company relinquished the tenement.

As a result of the foregoing, the loss from operations decreased from A$52,326 for the six months ended June 30, 2014 to a loss from operations of A$29,139 for the six months ended June 30, 2015.
A foreign currency exchange loss of A$1,314 for the six months ended June 30, 2014 compared to a foreign currency exchange loss of A$10,762 for the six months ended June 30, 2015 was recorded as a result of the movement in the US dollar versus the Australian dollar.
The net loss was A$39,901 for the six months ended June 30, 2015 compared to a net loss of A$53,640 for the six months ended June 30, 2014.
Liquidity and Capital Resources
For the six months ended June 30, 2015, net cash used in operating activities was A$9,512 consisting of the net loss of A$39,901 offset by a non-cash charge for foreign currency exchange loss of A$10,762, an increase in accounts payable and accrued expenses of A$11,080, an increase in prepayments of A$2,160 and a decrease in receivables and deposits of A$10,707. For the six months ended June 30, 2015, net cash provided by financing activities was A$10,753 consisting of an advance from affiliate.
As of June 30, 2015, the Company had short-term obligations of A$107,274 comprising accounts payable and accrued expenses
The Company has funded operations since inception through advances from affiliated entities. The Company’s ability to continue operations through 2016 is dependent upon future funding from affiliated entities, capital raisings, or its ability to commence revenue producing operations and positive cash flows, of which there can be no assurance. AXIS has advised it does not currently intend to require repayment of these advances prior to June 30, 2016, accordingly the Company has decided to classify the amounts payable as non-current in the accompanying balance sheets.
The Company continues to search for additional sources of capital, as and when needed; however, there can be no assurance funding will be successfully obtained. Even if it is obtained, there is no assurance that it will not be secured on terms that are not highly dilutive to existing shareholders.
In order to take advantage of management’s substantial experience in the location and development of mineral exploration properties, the Company planned to look for opportunities in the resources industry.
The Company had decided to expand its focus to include precious gems in order to generate value for shareholders and is currently assessing several gem opportunities. In March 2015, following a review of the results of exploration on the gem tenement, the Company decided to relinquish the exploration license.
The accompanying financial statements have been prepared in conformity with US GAAP, which contemplates continuation of Consolidated Gems as a going concern. However, Consolidated Gems, Inc. has limited assets, negative working capital, a stockholders’ deficit; has not yet commenced revenue producing operations and has sustained recurring losses since inception.
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
At June 30, 2015, the Company had no outstanding loan facilities.
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
(b)	Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the second quarter of 2015 that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

(c)	Other

We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.  Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Our disclosure controls and procedures are designed to provide such reasonable assurance of achieving our desired control objectives, and our principal executive officer and principal financial officer have concluded, as of June 30, 2015, that our disclosure controls and procedures were effective in achieving that level of reasonable assurance.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.
Not Applicable
Item 1A.	Risk Factors.
Not Applicable
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Not Applicable
Item 3.	Defaults Upon Senior Securities.
Not Applicable
Item 4.	Mining Safety Disclosures.
Not Applicable
Item 5.	Other Information.
Not Applicable
Item 6.	Exhibits.

(a)	Exhibit No.	Description

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Mordechai Zev Gutnick
31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Peter James Lee
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley act of 2002 by Mordechai Zev Gutnick
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley act of 2002 by Peter James Lee
101	The following materials from the Consolidated Gems, Inc. Quarterly Report on Form 10-Q for the three months ended June 30, 2015 formatted in Extensible Business Reporting Language (XBRL): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) Statement of Stockholders’ (Deficit), (iv) the Statements of Cash Flows and (v) related notes.

#101.INS XBRL	Instance Document.
#101.SCHXBRL	Taxonomy Extension Schema Document.
#101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
#101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
#101.PREXBRL	Taxonomy Extension Presentation Linkbase Document.
#101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
#
_________________
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
Consolidated Gems, Inc.

	By:	/s/ Mordechai Z Gutnick

Mordechai Z. Gutnick
Chairman of the Board, President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Peter Lee

Peter Lee
Secretary and Chief Financial Officer
(Principal Financial Officer)

Date: March 16, 2016

EXHIBIT INDEX

Exhibit No.                                    Description

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Mordechai Zev Gutnick
31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Peter James Lee
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley act of 2002 by Mordechai Zev Gutnick
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley act of 2002 by Peter James Lee

101	The following materials from the Consolidated Gems, Inc. Quarterly Report on Form 10-Q for the three months ended June 30, 2015 formatted in Extensible Business Reporting Language (XBRL): (i) the Statements of Operations, (ii) the Balance Sheets, (iii) the Statement of Stockholders’ (deficit), (iv) the Statements of Cash Flows and (v) related notes.

#101.INS	XBRL Instance Document.
#101.SCH XBRL	Taxonomy Extension Schema Document..
#101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
#101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
#101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document.
#101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.17
__________________
# Filed herewith. In accordance with Rule 406T of Regulation S-T, these interactive data files are deemed “not filed” for purposes of section 18 of the Exchange Act, and otherwise are not subject to liability under that section.