Form 10-Q
period 2015-09-30
CONSOLIDATED GEMS, INC.
filed 2017-09-20
CIK 1423417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the Quarterly Period Ended September 30, 2015

or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from ________________ to ________________
Commission File Number: 000-53735

CONSOLIDATED GEMS, INC.
(Exact name of registrant as specified in its charter)

Delaware	26-0267587
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation)	Identification No.)

Level 1A, 42 Moray Street
Southbank, Victoria,
Australia

(Address of Principal Executive Offices)	3006
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

There were 199,873,683 shares of common stock outstanding on September 14, 2017.

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

In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary to present fairly the financial position of the Company as of September 30, 2015, the results of its operations for the three and nine month periods ended September 30, 2015 and 2014 and the changes in its cash flows for the nine month periods ended September 30, 2015 and 2014 have been included.  The results of operations for the interim periods are not necessarily indicative of the results for the full year.

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

UNLESS OTHERWISE INDICATED, ALL FINANCIAL INFORMATION PRESENTED IS IN AUSTRALIAN DOLLARS.

CONSOLIDATED GEMS, INC.
Balance Sheets

	September 30, 2015 (Unaudited)	December 31, 2014

	A$	A$

ASSETS

Current Assets:
Cash	35	2,172
Receivables	364	1,510
Prepayments	1,900	2,660
Total Current Assets	2,299	6,342

Non-Current Assets:
Deposits	-	10,000
Total Non-Current Assets	-	10,000

Total Assets	2,299	16,342

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

Current Liabilities:
Accounts payable and accrued expenses	115,977	85,432
Total Current Liabilities	115,977	85,432

Non-Current Liabilities:
Advances from affiliate	1,088,275	1,066,199
Total Non-Current Liabilities	1,088,275	1,066,199

Total Liabilities	1,204,252	1,151,631

Stockholders’ (Deficit):
Preferred stock: US$.0001 par value, 20,000,000 share authorised none issued and outstanding	-	-
Common stock: US$.0001 par value 500,000,000 shares authorised, and 175,315,350 shares issued and outstanding	16,825	16,825
Additional paid-in capital	1,574,323	1,574,323
Accumulated (deficit)	(2,793,101)	(2,726,437)
Total Stockholders’ (Deficit)	(1,201,953)	(1,135,289)

Total Liabilities and Stockholders’ (Deficit)	2,299	16,342

See notes to financial statements

CONSOLIDATED GEMS, INC.
Statements of Operations
(Unaudited)

	For the three months ended September 30		For the nine months ended September 30
	2015	2014	2015	2014
Revenues	A$-	A$-	A$-	A$-

Cost and expenses
Legal, accounting and professional	13,436	10,171	39,878	29,004
Administration expense	6,736	3,460	9,433	26,320
Exploration expenditure	-	-	-	10,633
	20,172	13,631	49,312	65,957

(Loss) from operations	(20,172)	(13,631)	(49,312)	(65,957)
Foreign currency exchange (loss)	(6,590)	(1)	(17,352)	(1,315)
(Loss) before income tax	(26,763)	(13,632)	(66,664)	(67,272)
Provision for income tax	-	-	-	-

Net (loss)	(26,763)	(13,632)	(66,664)	(67,272)

Basic net (loss) per common equivalent shares	(0.00)	(0.00)	(0.00)	(0.00)

Weighted number of common equivalent shares (000’s)	175,315	175,315	175,315	175,315

See notes to financial statements

CONSOLIDATED GEMS, INC.
Statement of Stockholders’ (Deficit)
for the nine months ended September 30, 2015
 (Unaudited)

	Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated (Deficit)	Total
		A$	A$	A$	A$

Balance, December 31, 2014	175,315,350	16,825	1,574,323	(2,726,437)	(1,135,289)

Net (loss)	-	-	-	(66,664)	(66,664)

Balance, September 30, 2015	175,315,350	16,825	1,574,323	(2,793,101)	(1,201,953)

See notes to financial statements

CONSOLIDATED GEMS, INC.
Statements of Cash Flows
(Unaudited)

	For the nine months ended September 30
	2015 A$	2014 A$

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	(66,664)	(67,272)

Adjustments to reconcile net (loss) to net cash (used) in operating activities
Foreign currency exchange loss	17,352	1,315
Net change in prepayments	760	5,052
Net change in receivables and deposits	11,146	5,419
Net change in accounts payable and accrued expenses	13,193	2,275

Net Cash (used) in Operating Activities	(24,213)	(53,211)

CASH FLOWS FROM FINANCING ACTIVITIES

Advances from affiliate	22,076	54,608

Net Cash provided by Financing Activities	22,076	54,608

Effects of exchange rate on cash	-	(1,315)

Net increase/(decrease) in Cash	(2,137)	82

Cash at Beginning of Period	2,172	2,270

Cash at End of Period	35	2,352

See notes to financial statements

CONSOLIDATED GEMS, INC.
Notes to Financial Statements
September 30, 2015

(1)	ORGANIZATION AND BUSINESS

Consolidated Gems, Inc. ("Consolidated Gems” or the “Company"), is a Delaware corporation originally incorporated in Florida as We Sell for U Corp. The principal stockholder of Consolidated Gems is Power Developments Pty Ltd., an Australian corporation (“Power”), an entity majority owned by the Company’s President, which owned 94.46% of Consolidated Gems as of September 30, 2015.

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

The Company announced on March 8, 2016 that it had entered into a Term Sheet with Noam Levavi and Eran Galil (the “Vendors”) for the acquisition of all of the issued shares of Byondata (“Byondata”), a company incorporated under the laws of Israel. The Company had a 90 day period to conduct due diligence and negotiate a formal share sale agreement. Headquartered in Herzliya, Israel, Byondata has developed unique platform as a service to create content-rich, immersive Virtual Reality (VR) experiences. Following initial due diligence and by mutual agreement, the proposed acquisition was terminated.

In January 2017, the Company announced it was looking for gold opportunities in Myanmar.

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

In January 2009, the Company entered into an agreement with AXIS Consultants Pty Ltd (“AXIS”) to provide geological, management and administration services to the Company. AXIS is affiliated through common management and is incorporated in Australia. Mr. Lee is Chief Financial Officer and Secretary of the Company and is also Company Secretary of AXIS. The Company is one of seven affiliated companies under common management with AXIS. Each of the companies has some common Directors, officers and shareholders. In addition, each of the companies is substantially dependent upon AXIS for its senior management and administration staff. It has been the intention of the affiliated companies and respective Boards of Directors that each of such arrangements or transactions should accommodate the respective interest of the relevant affiliated companies in a manner which is fair to all parties and equitable to the shareholders of each. Currently, there are no material arrangements or planned transactions between the Company and any of the other affiliated companies other than AXIS.

During the three months ended September 30, 2015, AXIS provided services in accordance with the services agreement, incurred direct costs on behalf of the Company and provided funding of A$11,323. During the nine months ended September 30, 2015, AXIS provided services in accordance with the services agreement, incurred direct costs on behalf of the Company and provided funding of A$22,076. The amount owed to the affiliate as of September 30, 2015 is A$1,088,275.

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

 In early 2016, the Company commenced a private placement and received subscriptions for 24,558,333 shares of common stock at a price of A$0.04 for A$986,652.

The Company announced on March 8, 2016 that it had entered into a Term Sheet with Noam Levavi and Eran Galil (the “Vendors”) for the acquisition of all of the issued shares of Byondata (“Byondata”), a company incorporated under the laws of Israel. The Company had a 90 day period to conduct due diligence and negotiate a formal share sale agreement. Headquartered in Herzliya, Israel, Byondata has developed unique platform as a service to create content-rich, immersive Virtual Reality (VR) experiences. Following initial due diligence and by mutual agreement, the proposed acquisition was terminated.

In January 2017, the Company announced it was looking for gold opportunities in Myanmar.

On July 24, 2017, the Company entered into a Term Sheet with Lior Barash, Erez Glazer, Lior Wayn, and Lior Dolfin, (collectively, the ‘’Sellers”)  for the acquisition of all of the issued shares of the Cyber Security technology business “Attofensive”, a company incorporated under the laws of Israel. The Company has a 120 day period to conduct due diligence and negotiate a formal share sale agreement.

The purchase price is up to USD$20,000,000 which is to be satisfied as follows:

a)	The sum of USD$25,000 payable to the Sellers for due diligence expenses, 30 business days from the execution of the Term Sheet;

b)	A further USD$25,000 each month after the date in a) above for due diligence expenses, for 3 months, payable to the Sellers for working capital purposes;

c)
An issue of fully paid ordinary shares of common stock of the Company to the value of USD$5,000,000 (less any payments made to The Sellers under (a) and (b) above) to the Sellers at an issue price of USD$0.10 per share of common stock (Consideration Shares);

d)
The issue to the Sellers of shares of common stock to the equivalent to USD$5,000,000 at the issue price of USD$0.20, subject to the Sellers achieving sales revenue of USD$100,000 within twelve months after the first anniversary of Completion;

e)
The issue to the Sellers of shares of common stock to the equivalent to USD$5,000,000 at the issue price of USD$0.20, subject to the Sellers achieving sales revenue of USD$1,000,000 within twelve months after the first anniversary of Completion; and

f)
The issue to the Sellers of shares of common stock to the equivalent to USD$5,000,000 at the issue price of USD$0.20, subject to the Sellers achieving sales revenue of USD$2,500,000 within twelve months after the first anniversary of Completion.

If the Transaction is terminated or is in the reasonable opinion of the Company unable to proceed at any point, the Vendors and the Sellers have agreed to convert any monies paid to the Sellers under (a) and (b) above into convertible securities in the Sellers.

As part of the agreement and as a condition to completion, the Company will raise USD$5,000,000.

Pending completion, the Sellers are required to carry on business in the ordinary course.

Prior to completion the Sellers are to discharge all encumbrances, mortgages, liens, bank loans and other security holdings except the business may have liabilities of no more than $200,000 from past activities.

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

 Overview

Consolidated Gems, Inc. (“Consolidated Gems” or the “Company”), formerly Electrum International, Inc. is a Delaware corporation originally incorporated in Florida as We Sell For U Corp. (“We Sell For U”). Consolidated Gems was originally established with the intention to develop and provide service offerings to facilitate auctions on eBay for individuals and companies who lack the eBay expertise and/or time to list/sell and ship items they wish to sell. In December 2008, Power Developments Pty Ltd, an Australian corporation ("Power") acquired approximately a 96% interest in Consolidated Gems from Edward T. Farmer and certain other stockholders. Mr. Farmer resigned as Sole Director and Officer of Consolidated Gems, Joseph Gutnick was appointed President, Chief Executive Officer and a Director and Peter Lee was appointed Chief Financial Officer and Secretary. On September 30, 2015, Joseph Gutnick resigned as President, Chief Executive Officer and a Director and Mr. Mordechai Gutnick was appointed as President, Chief Executive Officer and a Director.

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

The Company announced on March 8, 2016 that it had entered into a Term Sheet with Noam Levavi and Eran Galil (the “Vendors”) for the acquisition of all of the issued shares of Byondata (“Byondata”), a company incorporated under the laws of Israel. The Company had a 90 day period to conduct due diligence and negotiate a formal share sale agreement. Headquartered in Herzliya, Israel, Byondata has developed unique platform as a service to create content-rich, immersive Virtual Reality (VR) experiences. Following initial due diligence and by mutual agreement, the proposed acquisition was terminated.

In January 2017, the Company announced it was looking for gold opportunities in Myanmar.

We have incurred net losses since our inception and may continue to incur substantial and increasing losses for the next several years. Since inception we have incurred accumulated losses of A$2,793,101 which was funded primarily by the sale of equity securities and loans from affiliates.

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

The Company announced on March 8, 2016 that it had entered into a Term Sheet with Noam Levavi and Eran Galil (the “Vendors”) for the acquisition of all of the issued shares of Byondata (“Byondata”), a company incorporated under the laws of Israel. The Company has a 90 day period to conduct due diligence and negotiate a formal share sale agreement. Headquartered in Herzliya, Israel, Byondata has developed unique platform as a service to create content-rich, immersive Virtual Reality (VR) experiences. Following initial due diligence and by mutual agreement, the proposed acquisition was terminated.

In January 2017, the Company announced it was looking for gold opportunities in Myanmar.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2015 vs. Three Months Ended September 30, 2014.

Costs and expenses are incurred in both Australian and US dollars. Costs incurred in US dollars are converted to Australian dollars. The Australian dollar has fallen by approximately 12% against the US dollar over the past 12 months and therefore the comparison of amounts for the three month period ended September 30, 2015 versus the three month period ended September 30, 2014 does not provide a true comparison of the movement as it may have been heavily influenced by the movement in the exchange rate depending on whether the cost or expenses was initially incurred in US dollars or Australian dollars.

Costs and expenses increased from A$13,631 in the three months ended September 30, 2014 to A$20,172 in the three months ended September 30, 2015.

The increase in costs and expenses is a net result of:

a)
An increase in legal, accounting and professional expense from A$10,171 for the three months ended September 30, 2014 to A$13,436 for the three months ended September 30, 2015. Included within legal, accounting and professional expense for the three months ended September 30, 2015 is A$2,687 (2014: A$2,226) for costs associated with the Company’s SEC compliance obligations; and accounting fees for the three months ended September 30, 2015 of A$10,750 (2014: A$7,945).

b)
An increase in administrative expense from A$3,460 in the three months ended September 30, 2014 to A$6,736 in the three months ended September 30, 2015. Included within administrative expenses for the three months ended September 30, 2015 are insurance costs of A$2,920 (2014: A$1,822); A$nil (2014: A$1,402) for costs associated with the Company’s SEC compliance obligations; A$180 (2014: A$236) for bank charges and administration services of A$3,636 (2014: A$nil). Included within the administrative expenses of A$6,736 (2014: A$3,460) is an amount of A$3,636 billed to us by AXIS (2014: A$nil).

As a result of the foregoing, the loss from operations increased from A$13,631 for the three months ended September 30, 2014 to a loss from operations of A$20,172 for the three months ended September 30, 2015.

A foreign currency exchange loss of A$1 for the three months ended September 30, 2014 compared to a foreign currency exchange loss of A$6,590 for the three months ended September 30, 2015 was recorded as a result of the movement in the US dollar versus the Australian dollar.

The net loss was A$26,763 for the three months ended September 30, 2015 compared to a net loss of A$13,632 for the three months ended September 30, 2014.

Nine Months Ended September 30, 2015 vs. Nine Months Ended September 30, 2014.

Costs and expenses are incurred in both Australian and US dollars. Costs incurred in US dollars are converted to Australian dollars. The Australian dollar has fallen by approximately 12% against the US dollar over the past 12 months and therefore the comparison of amounts for the nine month period ended September 30, 2015 versus the nine month period ended September 30, 2014 does not provide a true comparison of the movement as it may have been heavily influenced by the movement in the exchange rate depending on whether the cost or expenses was initially incurred in US dollars or Australian dollars.

Costs and expenses decreased from A$65,957 in the nine months ended September 30, 2014 to A$49,312 in the nine months ended September 30, 2015.

The decrease in costs and expenses is a net result of:

a)
An increase in legal, accounting and professional expense from A$29,004 for the nine months ended September 30, 2014 to A$39,878 for the nine months ended September 30, 2015. Included within legal, accounting and professional expense for the nine months ended September 30, 2015 is A$7,970 (2014: A$7,633) for costs associated with the Company’s SEC compliance and accounting fee costs for the nine months ended September 30, 2015 of A$31,908 (2014: A$21,371).

b)
A decrease in administrative expense from A$26,320 in the nine months ended September 30, 2014 to A$9,433 in the nine months ended September 30, 2015. Included within administrative expenses for the nine months ended September 30, 2015 are: A$nil (2014: A$16) for accounting support fees; A$3,039 (2014: A$15,868) for costs associated with the Company’s SEC compliance obligations; A$596 (2014: A$626) for bank charges; insurance costs of A$11,903 (2014: A$5,669); A$530 (2014: A$421) for storage costs; consultants fees A$11,000 (2014: A$nil); A$(21,271) credited to us by AXIS (2014: A$4,213) for wages and salaries expenditure and administration services of A$3,636 (2014: A$nil). Included within the administrative expenses of A$9,433 (2014: A$26,320) is an amount of A$(6,412) credited to us by AXIS (2014: A$9,381 billed to us by AXIS).

c)
A decrease in exploration expenditure expense from A$10,633 for the nine months ended September 30, 2014 to A$nil for the nine months ended September 30, 2015. During 2014, the Company assessed the results of those activities conducted in 2013 resulting in reduced exploration activities. During the three months ended March 31, 2015, the Company relinquished the tenement.

As a result of the foregoing, the loss from operations decreased from A$65,957 for the nine months ended September 30, 2014 to a loss from operations of A$49,312 for the nine months ended September 30, 2015.

A foreign currency exchange loss of A$1,315 for the nine months ended September 30, 2014 compared to a foreign currency exchange loss of A$17,352 for the nine months ended September 30, 2015 was recorded as a result of the movement in the US dollar versus the Australian dollar.

The net loss was A$66,664 for the nine months ended September 30, 2015 compared to a net loss of A$67,272 for the nine months ended September 30, 2014.

Liquidity and Capital Resources

For the nine months ended September 30, 2015, net cash used in operating activities was A$24,213 consisting of the net loss of A$66,664 offset by a non-cash charge for foreign currency exchange loss of A$17,352, an increase in accounts payable and accrued expenses of A$13,193, a decrease in prepayments of A$760 and a decrease in receivables and deposits of A$11,146. For the nine months ended September 30, 2015, net cash provided by financing activities was A$22,076 consisting of an advance from affiliate.

As of September 30, 2015, the Company had short-term obligations of A$115,977 comprising accounts payable and accrued expenses.

The Company has funded operations since inception through advances from affiliated entities. The Company’s ability to continue operations in the future is dependent upon additional future funding from affiliated entities, capital raisings, or its ability to commence revenue producing operations and positive cash flows, of which there can be no assurance. AXIS has advised it does not currently intend to require repayment of these advances prior to September 30, 2016, accordingly the Company has decided to classify the amounts payable as non-current in the accompanying balance sheets.

The Company continues to search for additional sources of capital, as and when needed; however, there can be no assurance funding will be successfully obtained. Even if it is obtained, there is no assurance that it will not be secured on terms that are highly dilutive to existing shareholders.

In order to take advantage of management’s substantial experience in the location and development of mineral exploration properties, the Company planned to look for opportunities in the resources industry.The Company had decided to expand its focus to include precious gems in order to generate value for shareholders and is currently assessing several gem opportunities. In March 2015, following a review of the results of exploration on the gem tenement, the Company decided to relinquish the exploration licence.

On March 8, 2016, the Company announced it had entered into a Term Sheet with Noam Levavi and Eran Galil (the “Vendors”) for the acquisition of all of the issued shares of Byondata (“Byondata”), a company incorporated under the laws of Israel. The Company has a 90 day period to conduct due diligence and negotiate a formal share sale agreement. Headquartered in Herzliya, Israel, Byondata has developed unique platform as a service to create content-rich, immersive Virtual Reality (VR) experiences. Following initial due diligence and by mutual agreement, the proposed acquisition was terminated.

In January 2017, the Company announced it was looking for gold opportunities in Myanmar.

The accompanying financial statements have been prepared in conformity with US GAAP, which contemplates continuation of Consolidated Gems as a going concern. However, Consolidated Gems, Inc. has limited assets, negative working capital, a stockholders’ deficit; has not yet commenced revenue producing operations and has sustained recurring losses since inception.

Our budget for general and administration and for professional expenses for the remainder of fiscal 2015 is A$0.05 million. Once we have identified a specific exploration or mining project we will also need to prepare a budget for these activities. In early 2016, the Company commenced a private placement and received subscriptions for 24,558,333 shares of common stock at a price of A$0.04 for A$986,652. We are currently investigating further capital raising opportunities which may be in the form of either equity or debt, to provide funding for working capital purposes. There can be no assurance that such a capital raising will be successful, or that even if an offer of financing is received by the Company, it is on terms acceptable to the Company.

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

Forward-looking statements are subject to both known and unknown risks and uncertainties and can be affected by inaccurate assumptions we might make.  Risks, uncertainties and inaccurate assumptions could cause actual results to differ materially from historical results or those currently anticipated. Consequently, no forward-looking statement can be guaranteed.  The potential risks and uncertainties that could affect forward looking statements include, but are not limited to:

•	The risk factors set forth in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014,
•	The possibility that we do not find gems or other minerals or that the gems or other minerals we find are not commercially economical to mine,
•	The risks and hazards inherent in the mineral exploration and development business (including environmental hazards, industrial accidents, weather or geologically related conditions),
•	Changes in the market price of minerals or gems,
•	The effects of environmental and other governmental regulations,
•	The uncertainties inherent in our exploratory activities, including risks relating to permitting and regulatory delays,
•	Estimates of proven and probable reserves are subject to considerable uncertainty,
•	Movements in foreign exchange rates,
•	Increased competition, governmental regulation,
•	Performance of information systems,
•	Ability of the Company to hire, train and retain qualified employees,
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

At September 30, 2015, the Company had no outstanding loan facilities.

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

We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.  Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Our disclosure controls and procedures are designed to provide such reasonable assurance of achieving our desired control objectives, and our principal executive officer and principal financial officer have concluded, as of September 30, 2015, that our disclosure controls and procedures were effective in achieving that level of reasonable assurance.

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
101
The following materials from the Consolidated Gems, Inc. Quarterly Report on
Form 10-Q for the three months ended September 30, 2015 formatted in
Extensible Business Reporting Language (XBRL):  (i) the Balance Sheets, (ii) the Statements of Operations,
(iii) Statement of Stockholders’ (Deficit), (iv) the Statements of Cash Flows and (v) related notes.

#101.INS XBRL Instance Document.
#101.SCH XBRLTaxonomy Extension Schema Document.
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

Consolidated Gems, Inc.

By:	/s/ Mordechai Z. Gutnick

Mordechai Z. Gutnick
Chairman of the Board, President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Peter Lee

Peter Lee
Secretary and Chief Financial Officer
(Principal Financial Officer)

Date:  September 14, 2017

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

101
The following materials from the Consolidated Gems, Inc. Quarterly Report on
Form 10-Q for the three months ended September 30, 2015 formatted in
Extensible Business Reporting Language (XBRL):  (i) the Statements of Operations, (ii) the Balance Sheets,
(iii) the Statement of Stockholders’ (deficit), (iv) the Statements of Cash Flows and (v) related notes.

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