Form 10-K
period 2015-12-31
CONSOLIDATED GEMS, INC.
filed 2017-09-26
CIK 1423417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the fiscal year ended: December 31, 2015
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from: _____________ to _____________

Commission File Number    000-53735

CONSOLIDATED GEMS, INC.
(Exact name of Registrant as specified in its charter)

Delaware	27-0267587
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

Level 1A, 42 Moray Street Southbank, Victoria, 3004, Australia
(Address of principal executive offices) (Zip Code)

001 (613) 8532 2838
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

☐ Yes ☒ No

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☐		☐

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

(a)       The aggregate market value based on the average bid and asked price on the over-the-counter market of the registrant’s common stock (“Common Stock”) held by non-affiliates of the
Company was US$582,900 as at June 30, 2015.

There were 199,873,683 outstanding shares of Common Stock as of September 18, 2017

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

Forward-looking statements are subject to both known and unknown risks and uncertainties and can be affected by inaccurate assumptions we might make. Risks, uncertainties and inaccurate assumptions could cause actual results to differ materially from historical results or those currently anticipated. Consequently, no forward-looking statement can be guaranteed.  The potential risks and uncertainties that could affect forward looking statements include, but are not limited to:

▪	the risks of exploration stage projects,
▪	political risks of exploration in foreign countries,
▪	risks associated with environmental and other regulatory matters,
▪	the volatility of commodity prices,
▪	movements in foreign exchange rates,
▪	increased competition,
▪	governmental regulation,
▪	performance of information systems,
▪	ability of the Company to hire, train and retain qualified employees, and
▪	our ability to enter into key project and supply agreements and the performance of contract counterparties.

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

UNLESS OTHERWISE INDICATED, ALL FINANCIAL INFORMATION PRESENTED IS IN AUSTRALIAN DOLLARS.

Item 1                                        Business

Description of Business

Introduction

Consolidated Gems, Inc. ("Consolidated Gems” or the “Company", “we,” “our” or “us”), formerly Electrum International, Inc. is a Delaware corporation that was originally incorporated in Florida as We Sell for U Corp. (“We Sell for U”) on November 12, 2007. The principal stockholder of Consolidated Gems is Power Developments Pty Ltd., an Australian corporation (“Power”), an entity majority owned by the Company’s president, which owned 94.46% of Consolidated Gems as of December 31, 2015.

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

Employees

We use temporary employees in our activities. The services of our President, Chief Executive Officer and Director, Mordechai Gutnick, and Chief Financial Officer and Secretary, Peter Lee, as well as clerical employees are provided to us on a part-time as needed basis pursuant to a Service Agreement (the “Service Agreement”) between us and AXIS effective from January 1, 2009. AXIS also provides us with office facilities, equipment, administration and clerical services in Melbourne Australia pursuant to the Service Agreement. The Service Agreement may be terminated by written notice by either party.

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

Risks of Our Business

We Lack an Operating History And Have Losses Which We Expect To Continue Into the Future.

To date we have no source of revenue and have not identified any mineral exploration properties. We have no operating history as an exploration and mining company upon which an evaluation of our future success or failure can be made. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

-	our ability to identify suitable exploration and mining opportunities
-	our ability to raise sufficient capital to turn such opportunities into economically viable business units

There can be no assurance that we will be able to identify profitable business opportunities in the exploration and mining industry or, if we do, that we will be able to obtain sufficient financing to develop such opportunities.

Our Proposed Areas of Operations may be located in locations that are subject to Changes in political conditions and regulations in those regions.

Our proposed areas of operations may be located in locations that are subject to changes in political conditions and regulations. In the past some countries in regions such as Asia have been subject to political and social instability, changes and uncertainties which may cause changes to existing government regulations affecting resource exploration and mining activities. Civil or political unrest could disrupt our operations at any time. Our planned resource exploration and activities may be adversely affected in varying degrees by changing governmental regulations relating to the mining industry or shifts in political conditions that increase the costs related to our activities or maintaining our future properties. Finally, some countries’ status as developing regions may make it more difficult for us to obtain required financing for our planned exploration activities.

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

World Economic Conditions Could Adversely Affect Our Results of Operations and Financial Condition

The effects of world economic conditions are difficult to accurately predict.  As a result, conditions in the credit markets may become uncertain and risk averse.  These adverse conditions may make it harder for the Company to raise additional funds to finance the development of its business. Continued adverse economic conditions could adversely affect our liquidity, results of operations and financial condition.

The Report Of Our Independent Registered Public Accounting Firm Contains An Explanatory Paragraph Questioning Our Ability To Continue As A Going Concern.

The report of our independent registered public accounting firm on our financial statements as of December 31, 2015 and 2014, and for the years ended December 31, 2015 and 2014, includes an emphasis of matter paragraph questioning our ability to continue as a going concern. This paragraph indicates that we have not yet commenced revenue producing operations, have incurred net losses from inception, and have an accumulated (deficit) of A$2,835,947 which conditions raise substantial doubt about our ability to continue as a going concern.  Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We Are A Small Operation And Do Not Have Significant Capital

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

Approximately 83% Of Our Common Stock Is Controlled By Our President Who Has The Ability To Appoint Our Board Of Directors And Determine Other Matters Submitted To Stockholders

Mr. Mordechai Gutnick, our Executive Chairman and President, beneficially owned 165.6 million shares of our common stock, which represented approximately 82.85% of our shares outstanding as of September 18, 2017. As a result, Mr. Gutnick has and is expected to continue to have the ability to appoint our Board of Directors and to determine the outcome of all other issues submitted to our stockholders. The interests of Mr. Gutnick may not always coincide with our interests or the interests of other stockholders, and subject to his fiduciary duties as a director, he may act in a manner that advances his best interests and not necessarily those of other stockholders. One consequence to this substantial influence or control is that it may not be possible for investors to remove management of the Company. It could also deter unsolicited takeover, including transactions in which stockholders might otherwise receive a premium for their shares over then current market prices.

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

Pursuant to a services agreement, AXIS provides us with office facilities, and some administrative personnel and services, management staff and services. No fixed fee is set in the agreement and we are required to reimburse AXIS for any direct costs incurred by AXIS for us.  In addition, we pay a proportion of AXIS indirect costs based on a measure of our utilization of the facilities and activities of AXIS plus a service fee of not more than 15% of the direct and indirect costs.  AXIS has not charged a service fee for this fiscal year. This service agreement may be terminated by us or AXIS on 60 days’ notice. See Item 13 “Certain Relationships and Related Party Transactions and Director Independence.”  AXIS billed Consolidated Gems, Inc as per the services agreement and incurred direct costs on our behalf, for 2015 a total of A$21,833 (2014: A$53,072). Since  December 31, 2015, the Company has repaid A$786,600 to AXIS.

We are one of seven affiliated companies. Each of the companies has some common Directors, officers and shareholders. In addition, each of the companies is substantially dependent upon AXIS for its senior management and certain mining and exploration staff.  A number of arrangements and transactions have been entered into from time to time between such companies. Currently, there are no material arrangements or planned transactions between the Company and any of the other affiliated companies other than AXIS.  However, it is possible we may enter into such transactions in the future which could present conflicts of interest. In addition, there may be conflicts among the Company and the other companies that AXIS provides services to with respect to access to executive and administrative personnel and other resources.

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

Future Sales of Common Stock Could Depress The Price Of Our Common Stock

Future sales of substantial amounts of common stock pursuant to Rule 144 under the Securities Act of 1933 or otherwise by certain stockholders could have a material adverse impact on the market price for the common stock at the time. As September 18, 2017there were 168,115,350 outstanding shares of common stock which are deemed “restricted securities” as defined by Rule 144 under the Securities Act or control securities. Under certain circumstances, these shares may be sold without registration pursuant to the provisions of Rule 144 following the expiration of one year after the Company ceases to be a shell company. In general, under rule 144, a person (or persons whose shares are aggregated) who has satisfied a six-month holding period and who is not an affiliate of the Company may sell restricted securities without limitation as long as the Company is current in its SEC reports. A person who is an affiliate of the Company may sell within any three-month period a number of restricted securities and/or control securities which does not exceed the greater of one (1%) percent of the shares outstanding or the average weekly trading volume during the four calendar  weeks preceding the notice of sale required by Rule 144. In addition, Rule 144 permits, under certain circumstances, the sale of restricted securities by a non-affiliate without any limitations after a one-year holding period. Any sales of shares by stockholders pursuant to Rule 144 may have a depressive effect on the price of our Common stock.

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

Item 1B                                    Unresolved Staff Comments

Not applicable.

Item 2                                        Properties

The Company occupies certain executive and office facilities in Melbourne, Victoria, Australia which are provided to it pursuant to the Service Agreement with AXIS. See “Item 1- Business- Employees” and “Item 13 - Certain Relationships and Related Transactions and Director Independence”.  The Company believes that its administrative space is adequate for its current needs.

Item 3                                        Legal Proceedings

There are no pending legal proceedings to which the Company is a party, or to which any of its property is the subject, which the Company considers material.

Item 4                           Mine Safety Disclosures

Not applicable.

PART II

Item 5                           Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded in the over-the-counter market and quoted on the OTC-Bulletin Board under the symbol “CGEM”, which became effective on October 1, 2012.

The following table sets out the high and low bid information for the common stock as reported by the OTC Bulletin Board for each period/quarter indicated in US$:

Calendar Period	High Bid(1)	Low Bid(1)

2014
First Quarter	0.03	0.03
Second Quarter	0.05	0.02
Third Quarter	0.05	0.05
Fourth Quarter	0.05	0.02

2015
First Quarter	0.02	0.02
Second Quarter	0.06	0.02
Third Quarter	0.06	0.02
Fourth Quarter	0.06	0.02

2016
First Quarter	0.03	0.03
Second Quarter	0.03	0.03
Third Quarter	0.04	0.03
Fourth Quarter	0.03	0.03

(1)	The quotations set out herein reflect inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily reflect actual transactions.

As of December 31, 2015, there were 175,315,350 shares of common stock issued and outstanding. As at September 18, 2017 there were 199,873,683 shares of common stock issued and outstanding.

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

Shareholders

As of December 31, 2015, the Company had 12 shareholders of record. Within the holders of record of the Company's Common Stock are depositories such as Cede & Co., a nominee for The Depository Trust Company (or DTC), that hold shares of stock for brokerage firms which, in turn, hold shares of stock for one or more beneficial owners. Accordingly, the Company believes there are many more beneficial owners of its Common Stock whose shares are held in "street name", not in the name of the individual shareholder

Transfer Agent

Our United States Transfer Agent and Registrar is Continental Stock Transfer & Trust Company.

Item 6	Selected Financial Data

Our selected financial data presented below for the years ended December 31, 2015 and December 31, 2014 and the balance sheet data at December 31, 2015 and 2014 have been derived from financial statements, which have been audited by PKF O’Connor Davies LLP (PKF O’Connor Davies). The selected financial data should be read in conjunction with our financial statements for the years ended December 31, 2015 and 2014, and Notes thereto, which are included elsewhere in this Annual Report.

Statement of Operations Data
	2015	2014
	A$	A$
Revenues	-	-

Costs and expenses	95,438	128,794

(Loss) from operations	(95,438)	(128,794)

Foreign currency exchange (loss)	(14,072)	(1,743)

Other income – interest	-	-

(Loss) before income tax	(109,510)	(130,537)

Provision for income tax	-	-

Net (loss)	(109,510)	(130,537)

	A$	A$
Net (loss) per share per common equivalent share	(0.00)	(0.00)

Weighted average number of common equivalent shares outstanding (000’s)	175,315	175,315

Balance Sheet Data
	A$	A$
Total assets	118	16,342
Total liabilities	(1,244,917)	(1,151,631)

Stockholders’ (deficit)	(1,244,799)	(1,135,289)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

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

Foreign Currency Translation

The majority of our administrative operations are in Australia and, as a result, our accounts are reported in Australian dollars. Foreign income and expenses are translated into Australian dollars at the average exchange rate prevailing during the period. Assets and liabilities of the foreign operations are translated into Australian dollars at the period-end exchange rate. The following table shows the period-end rates of exchange of the Australian and US dollar compared with the US dollar during the periods indicated.

Year ended
 December 31

2014                          A$1.00                        =                US$0.8157
2015                          A$1.00                        =                US$0.7299

The exchange rate between the A$ and US$ has moved by 11% between December 31, 2014 and 2015.  Accordingly, a direct comparison of costs between fiscal 2014 and 2015 may not necessarily be a true comparison.

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

We have incurred net losses since our inception and may continue to incur substantial and increasing losses for the next several years. Since inception we have incurred accumulated deficit of A$2,835,947 which was funded primarily by advances from affiliates and by the sale of equity securities.

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

Prior to completion the Sellers is discharge all encumbrances, mortgages, liens bank loans and other security holdings other than no more than $200,000 from past working capital.

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

Results of Operations

As set out in Management’s Discussion and Analysis of Financial Condition and Results of Operation – Overview, the Company is managed by AXIS. Certain costs and expenses are incurred by the Company and certain costs and expenses are incurred by AXIS on behalf of the Company and billed to the Company by AXIS. The total amount of expenses billed to the Company and incurred on its behalf by AXIS in fiscal 2015 was A$21,833 (2014: A$53,072). The discussion in the next paragraphs relates to costs and expenses of the Company, incurred by both the Company; and by AXIS that are billed to the Company.

Year ended December 31, 2015 versus Year ended December 31, 2014

Total costs and expenses have decreased from A$128,794 for the year ended December 31, 2014 to A$95,438 for the year ended December 31, 2015. The decrease was a net result of:

i)
An increase in legal, accounting and professional costs from A$60,365 for the year ended December 31, 2014 to A$76,748 for the year ended December 31, 2015. Included within legal, accounting and professional costs for the year ended December 31, 2015 is A$10,032 for stock transfer agent fees for management of the share register (2014: A$8,943), A$338 for legal expenses (2014: A$784), A$nil for professional consultant fees (2014: A$516), and A$66,377 (2014: A$50,122)  for audit and tax fees and professional services in relation to financial statements in the quarterly reports on Form 10-Q and annual reports on Form 10-K and taxation matters.

ii)
A decrease in administration expenses from A$57,796 for the year ended December 31, 2014 to A$18,690 for the year ended December 31, 2015. Included with administrative expenses for the year ended December 31, 2015 is an amount of A$4,351 for salaries incurred on behalf of the Company which relate to amounts paid to the President and Chief Executive Officer, Secretary and Chief Financial Officer and other staff of AXIS who provide services to the Company offset by credit of A$21,271 from AXIS for charges relating to 2014, (2014: A$30,121 billed to us); A$285 for information systems costs (2014: A$(67)); A$8,058 for lodgement of company filings with the SEC (2014: A$19,577); insurance costs of A$13,804 (2014: A$6,388); storage costs of A$530 (2014: A$928); bank charges of A$777 (2014: A$833); consultants fees of A$11,000 (2014: A$nil); franchise tax of A$1,871 (2014: A$nil) and administration fees of A$3,636 (2014: A$16). The decrease is primarily as a result of a decrease in the cost of services provided by AXIS in accordance with the service agreement. The total administrative expenses include AXIS billings of credit for $(4,251) for 2015 (2014: $53,071).

iii)
A decrease in exploration expenditure expense from A$10,633 for the year ended December 31, 2014 to A$nil for the year ended December 31, 2015, as the Company relinquished its mining interests in early fiscal 2015.

Accordingly, the loss from operations decreased from A$128,794 for the year ended December 31, 2014 to A$95,438 for the year ended December 31, 2015.

Foreign currency exchange loss increased from A$1,743 for the year ended December 31, 2014 to A$14,072 for the year ended December 31, 2015 as a result of the movement in the US dollar versus the Australian dollar.

The net loss for the year ended December 31, 2014 was A$130,537 compared to a net loss for the year ended December 31, 2015 of A$109,510.

Liquidity and Capital Resources

For fiscal 2015, net cash used in operating activities was A$24,030 (2014: A$91,716) primarily consisting of the net loss of A$109,510 (2014: A$130,537), offset by a non-cash charge for foreign currency exchange loss of A$14,072 (2014: A$1,743), a decrease in prepayments of A$2,660 (2014: A$2,392), an decrease in receivables and deposits of A$11,510 (2014: A$3,912)  and an increase in accounts payable and accrued expenses of A$57,238 (2014: A$30,774).  Financing activities in 2015 consisted of an advance of A$21,976 (2014: A$93,361) from AXIS. All of the Company’s operations since inception have been funded by AXIS and sale of equity securities

As of December 31, 2015, the Company has short term obligations of A$156,742 comprising accounts payable and accrued expenses, and had long term obligations of A$1,088,175 comprising advances payable to an affiliate.

During the year ended December 31, 2015, AXIS provided services in accordance with the Services Agreement, incurred direct costs and provided funding on behalf of the Company of A$21,833 (2014: A$53,072), and advanced the Company A$143 (2014: A$40,290). At December 31, 2015, the amount owed to AXIS was A$1,088,175 (2014: A$1,066,199).

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

The purchase price is up to USD$20,000,000 which is to be satisfied as follows:

g)	The sum of USD$25,000 payable to the Sellers for due diligence expenses, 30 business days from the execution of the Term Sheet;

h)	A further USD$25,000 each month after the date in a) above for due diligence expenses, for 3 months, payable to the Sellers for working capital purposes;

i)
An issue of fully paid ordinary shares of common stock of the Company to the value of USD$5,000,000 (less any payments made to The Sellers under (a) and (b) above) to the Sellers at an issue price of USD$0.10 per share of common stock (Consideration Shares);

j)
The issue to the Sellers of shares of common stock to the equivalent to USD$5,000,000 at the issue price of USD$0.20, subject to the Sellers achieving sales revenue of USD$100,000 within twelve months after the first anniversary of Completion;

k)
The issue to the Sellers of shares of common stock to the equivalent to USD$5,000,000 at the issue price of USD$0.20, subject to the Sellers achieving sales revenue of USD$1,000,000 within twelve months after the first anniversary of Completion; and

l)
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

Prior to completion the Sellers is discharge all encumbrances, mortgages, liens bank loans and other security holdings other than no more than $200,000 from past working capital.

The Company has funded operations since inception through advances from affiliated entities. The Company’s ability to continue operations through 2018 is dependent upon future funding from affiliated entities, capital raisings, or its ability to commence revenue producing operations and positive cash flows, of which there can be no assurance. AXIS has advised it does not currently intend to require repayment of these advances prior to December 31, 2016, accordingly the Company has decided to classify the amounts payable as non-current in the accompanying balance sheets.

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

Our budget for general and administration and for professional expenses for fiscal 2016 is A$0.25 million.  Once we have identified a specific exploration or mining project we will also need to prepare a budget for these activities.  We are currently investigating capital raising opportunities which may be in the form of either equity or debt, to provide funding for working capital purposes. There can be no assurance that such a capital raising will be successful, or that even if an offer of financing is received by the Company, it is on terms acceptable to the Company.

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

At December 31, 2015, the Company had no outstanding borrowings under Loan Facilities.

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

(b)	Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d – 15(f) under the Securities Exchange Act of 1934, as amended.  Under the supervision of management and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO 2013 Framework).  Based on our evaluation of internal control over financial reporting, our management concluded that our internal control over financial reporting was effective as of December 31, 2015.

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

We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.  Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Our disclosure controls and procedures are designed to provide such reasonable assurance of achieving our desired control objectives, and our principal executive officer and principal financial officer have concluded, as of December 31, 2015, that our disclosure controls and procedures were effective in achieving that level of reasonable assurance.

Item 9B                          Other Information

None.

PART III

Item 10.                          Directors, Executive Officers and Corporate Governance

The following table sets forth our director and officer, their ages and all offices and positions with our company.  Officers and other employees serve at the will of the Board of Directors.

Name	Age	Position(s) Held

Mordechai Gutnick	39	President and Chief Executive Officer

Peter Lee	59	Secretary, Chief Financial Officer and Principal Accounting Officer

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

Mordechai Gutnick

Mr. Gutnick is a businessman who invests in public listed companies. He was appointed President and as a Director on September 30, 2015. Mr. Gutnick is a Director of Merlin Diamonds Limited, Top End Minerals Limited, Golden River Resources Corporation and was formerly a director of Legend International Holdings Inc. and Quantum Resources Limited.

Peter Lee

Mr. Lee has been Chief Financial Officer and Principal Accounting Officer since December 2008. Mr. Lee is a Member of the Institute of Chartered Accountants in Australia, a Fellow of the Governance Institute in Australia, a Member of the Australian Institute of Company Directors and holds a Bachelor of Business (Accounting) from Royal Melbourne Institute of Technology. He has over 30 years commercial experience and is currently CFO and Secretary of Aurum, Inc. (since 2009), Director, CFO and Secretary of Golden River Resources Corporation (for more than 10 years),  which are US corporations listed on the OTC market in the USA; CFO and Secretary of Northern Capital Resources Corporation and Great Central Resources Corporation, US Corporations; and CFO and Secretary of Merlin Diamonds Limited, and  Director, CFO and Secretary of Top End Minerals Limited, both listed on the Australian Securities Exchange. He was a Director of Acadian Mining Corporation, which was listed on the Toronto Stock Exchange until October 2013 and Quantum Resources Limited which was listed on the ASX until May 2015 and CFO and Secretary of Legend International Holdings Inc. which was previously listed on OTCBB

Mr. Joseph Gutnick resigned as a director on September 30, 2015.

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

Mr. Lee was formerly Company Secretary of Centaur Mining & Exploration Ltd., an Australian corporation, which commenced an insolvency proceeding in Australia in March 2001 and Legend International Holdings Inc. which commenced insolvency proceedings in May 2016.

Board, Audit Committee and Remuneration Committee Meetings

Our Board of Directors consists of one director. During fiscal 2015, our Board of Directors met once.

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

Audit Committee

At December 31, 2015, the Company had not formed an audit committee or adopted an audit committee charter. In lieu of an audit committee, the Company's Board of Directors assumes the responsibilities that would normally be those of an audit committee. Given the limited scope of the Company’s operations to date, the Board of Directors does not at present have a director that would qualify as an audit committee financial expert under the applicable federal securities law regulations.

Remuneration Committee

At December 31, 2015, the Company had not formed a remuneration committee or adopted a remuneration committee charter. In lieu of a remuneration committee, the Company's Board of Directors assumes the responsibilities that would normally be those of an remuneration committee.

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

Mr. Mordechai Gutnick
Consolidated Gems, Inc.
Level 1A, 42 Moray Street
Southbank, Victoria 3006 Australia

Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to Section 16(a) of the Securities Exchange Act of 1934, our Directors, executive officers and beneficial owners of more than 10% of the outstanding Common Stock are required to file reports with the Securities and Exchange Commission concerning their ownership of and transactions in our Common Stock and are also required to provide to us copies of such reports.  Based solely on such reports and related information furnished to us, we believe that in fiscal 2015, all such filing requirements were complied with in a timely manner by all Directors and executive officers and 10% stockholders.

Item 11.                          Executive Compensation.

The following table sets forth the annual salary, bonuses and all other compensation awards and pay outs on account of our Chief Executive Officer for services rendered to us during the fiscal years ended December 31, 2015 and 2014. No other executive officer received more than US$100,000 per annum during this period.

Summary Compensation Table
Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Mordechai Gutnick, Chairman of the Board, President and CEO (1)	2015	-	-	-	-	-	-	-	-
Joseph Gutnick, Chairman of the Board, President and CEO (2)	2015 2014	- US$617	- -	- -	- -	- -	- -	- -	- US$617

(1)	Appointed September 30, 2015
(2)	Resigned September 30, 2015

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

Compensation of Directors

The Company’s directors who are also executive officers of the Company did not receive any separate compensation during fiscal 2015 for serving as directors of the Company.

Item 12.                          Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the beneficial ownership of our common stock by each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, each of our directors and named executive officers, and all of our directors and executive officers as a group as of September 18, 2017.

Title of Class	Name and Address of Beneficial Owner*	Amount and nature of Beneficial Owner	Percentage of class (1)
Shares of common stock Shares of common stock	Mordechai Gutnick Peter J. Lee	165,600,000(2) -	82.85 -
	All officers and Directors as a group	165,600,000	82.85
*	Unless otherwise indicated, the address of each person is c/o Consolidated Gems, Inc., Level 1A, 42 Moray Street, Southbank, Victoria, 3006 Australia

Notes:

(1)	Based on 199,873,683 shares outstanding as of September 18, 2017.
(2)	Includes 165,600,000 shares owned by Power Developments Pty Ltd, of which Mr. Mordechai Gutnick is a Director and the sole stockholder.

Item 13.                          Certain Relationships and Related Transactions, and Director Independence

In January 2009, the Company entered into an agreement with AXIS to provide geological, management and administration services to the Company. AXIS has some common management and is incorporated in Australia. Mr. Peter Lee is Chief Financial Officer and Company Secretary of AXIS and owes a fiduciary duty to both parties. AXIS’ principal business is to provide geological, management and administration services to companies. We are one of seven affiliated companies that AXIS provides services to, namely, Merlin Diamonds Ltd, Top End Minerals Ltd, Northern Capital Resources Corp, Golden River Resources Corp, Great Central Resources Corp., Aurum Inc,  and Consolidated Gems Inc.

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

During the year ended December 31, 2015, AXIS provided services in accordance with the Services Agreement, incurred direct costs and provided funding on behalf of the Company of A$21,833 (2014: A$53,072), and advanced the Company A$143 (2014: A$40,290). At December 31, 2015, the amount owed to AXIS was A$1,088,175 (2014: A$1,066,199).

The Company has received advances from AXIS in connection with the ongoing business relationship between the two parties, which have been disclosed in the Company’s SEC reports, but which are not specifically provided for in the AXIS Services Agreement. Historically, the shortfall in our cash receipts has been covered by cash advances from AXIS. The purpose of such advances is to assist us in meeting our ongoing cash flow requirements. Since December 31, 2015, the Company has repaid A$786,000 to AXIS.

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

Item 14.                          Principal Accounting Fees and Services

The following table shows the fees incurred for fiscal 2015 and 2014.

	2015	2014
	A$	A$

Audit fees	48,215	40,928
Audit related fees	-	-
Tax fees	12,542	9,194
Total	60,757	50,122

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

The Exhibits to this Annual Report on Form 10-K are listed in the Exhibit Index at page 26 of this Annual Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorised.

CONSOLIDATED GEMS, INC.

(Registrant)

By:	/s/ Peter J Lee
Peter J Lee
Secretary and
Chief Financial Officer
(Principal Financial Officer)

Dated: September 24, 2017.

FORM 10-K Signature Page

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

Signature		Title	Date

1.	/s/ Mordechai I Gutnick	Chairman, President and Chief
	Mordechai Gutnick	Executive Officer
		(Principal Executive Officer)	September 24, 2017

2.	/s/ Peter J Lee	Secretary and
	Peter Lee	Chief Financial Officer
		(Principal Financial Officer)	September 24, 2017

EXHIBIT INDEX

Incorporated by Reference to:		Exhibit No	Exhibit

(1)	Exhibit 99.1 Annex B	3.1	Certificate of Incorporation of Consolidated Gems, Inc.
(1)	Exhibit 99.1 Annex C	3.2	Bylaws of Consolidated Gems, Inc.
(1)	Exhibit 99.1 Annex A	3.3	Agreement and Plan of Merger between We Sell For U Corp and Consolidated Gems Inc.
(2)	Exhibit 99.1 Annex A	3.4	Amendment to Certificate of Incorporation
(2)	Exhibit 4.1	4.1	Specimen Stock Certificate of Consolidated Gems, Inc.
(3)	Exhibit 99.1 Annex A	10.1	Service Agreement dated January 30, 2009, by and between the Registrant and AXIS Consultants Pty Ltd
(3)	Exhibit 99.1 Annex A	10.2	Agreement with IFFCO
(4)	Exhibit 99.1	16.1	Letter from former independent accountant
		21.1	Subsidiaries of the Registrant
	*	31.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Mordechai Zev Gutnick
	*	31.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Peter James Lee.
	*	32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Mordechai Zev Gutnick.
	*	32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Peter James Lee

*Filed herewith

(1)	Incorporated by reference to the Company’s Form 8-K filed on July 16, 2009.
(2)	Incorporated by reference to the Company’s Form 10-K filed on March 30, 2011.
(3)	Incorporated by reference to the Company’s Form 10-K filed on March 26, 2010.
(4)	Incorporated by reference to the Company’s Form 8-K filed on January 29, 2009.

Financial Statements as of December 31, 2015 and 2014 and for the years ended December 31, 2015 and 2014.

Consolidated Gems, Inc.
Audited Financial Statements for the Company for the years ended December 31, 2015 and 2014.

CONSOLIDATED GEMS, INC.

Consolidated Financial Statements

December 31, 2015 and 2014

(with Report of Independent Registered Public Accounting Firm)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Consolidated Gems, Inc.

We have audited the accompanying balance sheets of Consolidated Gems, Inc. as of December 31, 2015 and 2014, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of  the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Consolidated Gems, Inc. at December 31, 2015 and 2014 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As described in Note 3, at December 31, 2015 the Company has negative working capital, has not yet commenced revenue producing operations, has incurred net losses from inception, and has an accumulated (deficit) of a $2,835,947. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.  Management’s plans in regard to these matters are also discussed in note 3.

                                                                                                                                                                                                                                        /s/ PKF O’Connor Davies LLP

New York, NY
September 23, 2017

CONSOLIDATED GEMS, INC.
Balance Sheets
December 31, 2015 and 2014

	A$ 2015	A$ 2014

ASSETS

Current Assets:
Cash	118	2,172
Receivables	-	1,510
Prepayments	-	2,660
Total Current Assets	118	6,342

Non-Current Assets:
Deposits	-	10,000
Total Non-Current Assets	-	10,000

Total Assets	118	16,342

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

Current Liabilities:
Accounts payable and accrued expenses	156,742	85,432
Total Current Liabilities	156,742	85,432

Non-Current Liabilities:
Advances from affiliate (Note 5)	1,088,175	1,066,199
Total Non-Current Liabilities	1,088,175	1,066,199

Total Liabilities	1,244,917	1,151,631

Stockholders’ (Deficit):
Preferred stock: US$.0001 par value, 20,000,000 shares authorised, none issued and outstanding.	-	-
Common stock: US$.0001 par value 500,000,000 shares authorised, and 175,315,350 issued and outstanding	16,825	16,825
Additional paid-in-capital	1,574,323	1,574,323
Accumulated (deficit)	(2,835,947)	(2,726,437)
Total Stockholders’ (Deficit)	(1,244,799)	(1,135,289)

Total Liabilities and Stockholders’ (Deficit)	118	16,342

See notes to financial statements

CONSOLIDATED GEMS, INC.
Statements of Operations

	Year Ended December 31,	Year Ended December 31,
	2015	2014

	A$	A$

Revenues	-	-

Costs and expenses

Legal, accounting and professional	76,748	60,365
Administration expenses	18,690	57,796
Exploration expenses	-	10,633
	95,438	128,794

(Loss) from operations	(95,438)	(128,794)
Foreign currency exchange (loss)	(14,072)	(1,743)
Interest - other	-	-

(Loss) before income tax	(109,510)	(130,537)
Provision for income tax	-	-

Net (Loss)	(109,510)	(130,537)

Basic net (loss) per common equivalent shares	(0.00)	(0.00)

Weighted number of common equivalent shares (000’s)	175,315	175,315

See notes to financial statements

CONSOLIDATED GEMS, INC.
Statement of Stockholders’ Equity (Deficit)

	Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated (Deficit)	Total
		A$	A$	A$	A$

Balance December 31, 2013	175,315,350	16,825	1,574,323	(2,595,900)	(1,004,752)

Net (loss)	-	-	-	(130,537)	(130,537)

Balance December 31, 2014	175,315,350	16,825	1,574,323	(2,726,437)	(1,135,289)

Balance December 31, 2014	175,315,350	16,825	1,574,323	(2,726,437)	(1,135,289)

Net (loss)	-	-	-	(109,510)	(109,510)

Balance December 31, 2015	175,315,350	16,825	1,574,323	(2,835,947)	(1,244,799)

See notes to financial statements

CONSOLIDATED GEMS, INC.
Statements of Cash Flows

	Year Ended December 31, 2015	Year Ended December 31, 2014
	A$	A$

CASH FLOWS FROM OPERATING ACTIVITIES

Net (Loss)	(109,510)	(130,537)

Adjustments to reconcile net (loss) to net cash (used)
in operating activities
Foreign currency exchange loss	14,072	1,743
Net change receivables and deposits	11,510	3,912
Net change in prepayments	2,660	2,392
Net change in accounts payable and accrued expenses	57,238	30,774

Net Cash (used) in Operating Activities	(24,030)	(91,716)

CASH FLOWS FROM FINANCING ACTIVITIES

Advances from affiliate	21,976	93,361
Net Cash provided by Financing Activities	21,976	93,361

Effects of exchange rate on cash	-	(1,743)

Net (decrease) in Cash	(2,054)	(98)

Cash at Beginning of Year	2,172	2,270
Cash at End of Year	118	2,172

See notes to financial statements

CONSOLIDATED GEMS, INC.
Notes to Financial Statements
December 31, 2015 and 2014

(1)	ORGANIZATION AND BUSINESS

Consolidated Gems, Inc. ("Consolidated Gems” or the “Company"), is a Delaware corporation originally incorporated in Florida as We Sell for U Corp. The principal stockholder of Consolidated Gems is Power Developments Pty Ltd., an Australian corporation (“Power”), an entity majority owned by the Company’s president, which owned 94.46% of Consolidated Gems as of December 31, 2015.

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

The purchase price is up to USD$20,000,000 which is to be satisfied as follows:

m)	The sum of USD$25,000 payable to the Sellers for due diligence expenses, 30 business days from the execution of the Term Sheet;

n)	A further USD$25,000 each month after the date in a) above for due diligence expenses, for 3 months, payable to the Sellers for working capital purposes;

o)
An issue of fully paid ordinary shares of common stock of the Company to the value of USD$5,000,000 (less any payments made to The Sellers under (a) and (b) above) to the Sellers at an issue price of USD$0.10 per share of common stock (Consideration Shares);

p)
The issue to the Sellers of shares of common stock to the equivalent to USD$5,000,000 at the issue price of USD$0.20, subject to the Sellers achieving sales revenue of USD$100,000 within twelve months after the first anniversary of Completion;

q)
The issue to the Sellers of shares of common stock to the equivalent to USD$5,000,000 at the issue price of USD$0.20, subject to the Sellers achieving sales revenue of USD$1,000,000 within twelve months after the first anniversary of Completion; and

r)
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

Prior to completion the Sellers is discharge all encumbrances, mortgages, liens bank loans and other security holdings other than no more than $200,000 from past working capital.

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

Revenues, expenses and assets generated in Australia are subject to Australian GST which requires the supplier to add a 10% GST to predominately all expenses and the cost of assets and for the Company to include a 10% GST to the selling price of a product. Revenues, expenses and assets are recognized net of the amount of GST except where the GST incurred on a purchase of goods and services is not recoverable from the taxation authority, in which case the GST is recognised as part of the cost of acquisition of the assets or as part of the expense item as applicable, and receivables and payables are stated with the amount of GST included. The net amount of GST recoverable from, or payable to, the taxation authority is included as part of receivables or payables in the balance sheet. Cash flows are included in the cash flow statement on a gross basis and the GST component of cash flows arising from investing and financing activities which is recoverable from, or payable to, the taxation authority are classified as operating cash flows. Commitments and contingencies are disclosed net of the amount of GST recoverable from, or payable to, the taxation authority

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

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has not yet commenced revenue producing operations and had an accumulated deficit of A$2,835,947 as of December 31, 2015. In early 2016, the Company commenced a private placement and received subscriptions for 24,558,333 shares of common stock at a price of A$0.04 for A$986,652. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company will require additional funding for operations and this additional funding may be raised through debt or equity offerings. The Company has a debt due to AXIS Consultants Pty Ltd (AXIS). AXIS provides management services to the Company and the cost of these services increases the amount of the debt. In addition, the Company has historically relied on loans and advances from corporations affiliated with the President of Consolidated Gems.  Based on discussions with these affiliate companies, the Company believes this source of funding will continue to be available. Other than the arrangements noted above, the Company has not confirmed any other arrangement for ongoing funding. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

(4)	RECENT ACCOUNTING PRONOUNCEMENTS

In November 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (ASU) 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, which requires all deferred income tax assets and liabilities to be classified as noncurrent on the balance sheet. The new standard is effective for interim and annual reporting periods beginning after December 15, 2016 with early adoption permitted. Additionally, this guidance may be applied either prospectively or retrospectively to all periods presented. The Company does not expect this standard to have a material impact on its financial statements.

In August 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-15 ("ASU 2014-15"), Presentation of Financial Statements-Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. The objective of the amendments in this Update is to provide guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity's ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if "conditions or events raise substantial doubt about the entity's ability to continue as a going concern." The ASU applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. The Company is evaluating the impact of ASU 2014-15 on its financial condition, results of operations and cash flows.

Other Recently Issued, but not Yet Effective Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

(5)	AFFILIATE TRANSACTIONS

 In January 2009, the Company entered into an agreement with AXIS to provide geological, management and administration services to the Company, (the “Service Agreement”). AXIS has some common management and is incorporated in Australia. Mr. Peter Lee is Chief Financial Officer and Company Secretary of AXIS and owes a fiduciary duty to both parties. AXIS’s principal business is to provide geological, management and administration services to companies. We are one of seven companies that AXIS provides services to, namely, Merlin Diamonds Limited, Top End Minerals Limited, Northern Capital Resources Corp, Golden River Resources Corporation, Great Central Resources Corp, Aurum Inc., and Consolidated Gems, Inc.

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

The Company is required to reimburse AXIS for any direct costs incurred by AXIS for the Company. In addition, we are required to pay a proportion of AXIS’s overhead cost based on AXIS’s management estimate of our utilisation of the facilities and activities of AXIS plus a service fee of not more than 15% of the direct and overhead costs. Amounts invoiced by AXIS are required to be paid by us. We are also not permitted to obtain from sources other than AXIS, and we are not permitted to perform or provide ourselves, the services contemplated by the Service Agreement, unless we first request AXIS to provide the service and AXIS fails to provide the service within one month.

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

During the year ended December 31, 2015, AXIS provided services in accordance with the Services Agreement, incurred direct costs and provided funding on behalf of the Company of A$21,833 (2014: A$53,072), and advanced the Company A$143 (2014: A$40,290). At December 31, 2015, the amount owed to AXIS was A$1,088,175 (2014: A$1,066,199).

(6)	INCOME TAXES

Consolidated Gems files its income tax returns on an accrual basis.

The Company files tax returns in the United States. Consolidated Gems has carry-forward losses of approximately US$1,703,000 as of December 31, 2015 which expire in years 2028 through 2034. Due to the uncertainty of the availability and future utilization of those operating loss carry-forwards, management has provided a full valuation against the related tax benefit.

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

If the Transaction is terminated or is in the reasonable opinion of the Company unable to proceed at any point, the Company and the Sellers have agreed to convert any monies paid to the Sellers under (a) and (b) above into convertible securities in Attofensive.

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