Form 10-Q
period 2016-03-31
CONSOLIDATED GEMS, INC.
filed 2017-10-17
CIK 1423417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10- Q

(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the Quarterly Period Ended March 31, 2016
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

There were 199,873,683 shares of common stock outstanding on September 28, 2017.

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

These interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary to present fairly the financial position of the Company as of March 31, 2016, the results of its operations for the three month periods ended March 31, 2016 and 2015 and the changes in its cash flows for the three month periods ended March 31, 2016 and 2015 have been included.  The results of operations for the interim periods are not necessarily indicative of the results for the full year.

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

UNLESS OTHERWISE INDICATED, ALL FINANCIAL INFORMATION PRESENTED IS IN AUSTRALIAN DOLLARS.

CONSOLIDATED GEMS, INC.
Balance Sheet

	March 31, 2016 (Unaudited)	December 31, 2015
	A$	A$

ASSETS

Current Assets:
Cash	36,393	118
Receivables	2,544	-
Prepayments	89,029	-
Total Current Assets	127,966	118

Total Assets	127,966	118

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

Current Liabilities:
Accounts payable and accrued expenses	155,574	156,742
Advances from other	911,802	-
Total Current Liabilities	1,067,376	156,742

Non-Current Liabilities:
Advances from affiliate	382,759	1,088,175
Total Non-Current Liabilities	382,759	1,088,175

Total Liabilities	1,450,135	1,244,917

Stockholders’ (Deficit):
Common stock: US$.0001 par value 500,000,000 shares authorised, and 175,315,350 shares issued and outstanding	16,825	16,825
Additional paid-in capital	1,574,323	1,574,323
Accumulated (deficit)	(2,913,317)	(2,835,947)
Total Stockholders’ (deficit)	(1,322,169)	(1,244,799)

Total Liabilities and Stockholders’ (Deficit)	127,966	118

See notes to financial statements

CONSOLIDATED GEMS, INC.
Statement of Operations
(Unaudited)

	For the three months ended March 31
	2016	2015
Revenues	A$-	A$-

Cost and expenses
Legal, accounting and professional	33,184	10,188
Administration expense	44,687	1,926
	77,871	12,114

(Loss) from operations	(77,871)	(12,114)
Foreign currency exchange gain/(loss)	501	(109)
(Loss) before income tax	(77,370)	(12,223)
Provision for income tax	-	-

Net (loss)	(77,370)	(12,223)

Basic net (loss) per Common Equivalent Shares	(0.00)	(0.00)

Weighted number of common equivalent shares (000’s)	175,315	175,315

See notes to financial statements

CONSOLIDATED GEMS, INC.
Statement of Stockholders’ (Deficit)
for the three months ended March 31, 2016
 (Unaudited)

	Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated (Deficit)	Total
		A$	A$	A$	A$

Balance December 31, 2015	175,315,350	16,825	1,574,323	(2,835,947)	(1,244,799)

Net (loss)	-	-	-	(77,370)	(77,370)

Balance, March 31, 2016	175,315,350	16,825	1,574,323	(2,913,317)	(1,322,169)

See notes to financial statements

CONSOLIDATED GEMS, INC.
Statements of Cash Flows
(Unaudited)

	For the three months ended March 31
	2016 A$	2015 A$

CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss)	(77,370)	(12,223)

Adjustments to reconcile net (loss) to net cash (used) in operating activities
Foreign currency exchange (gain)/loss	501	109
Net change in receivables and deposits	(2,544)	(166)
Net change in prepayments	(89,029)	339
Net change in accounts payable and accrued expenses	(1,168)	9,269

Net Cash (used) in Operating Activities	(169,610)	(2,672)

CASH FLOWS FROM FINANCING ACTIVITIES

Advances from (repayments to) affiliate	(705,416)	2,601
Advances from other	911,802	-

Net Cash provided by Financing Activities	206,386	2,601

Effects of exchange rate on cash	(501)	(109)

Net increase (decrease) in cash	36,275	(180)

Cash at Beginning of Period	118	2,172

Cash at End of Period	36,393	1,992

See notes to financial statements

CONSOLIDATED GEMS, INC.
Notes to Financial Statements
March 31, 2016

1.	ORGANIZATION AND BUSINESS

Consolidated Gems, Inc. ("Consolidated Gems” or the “Company"), is a Delaware corporation originally incorporated in Florida as We Sell for U Corp. The principal stockholder of Consolidated Gems is Power Developments Pty Ltd., an Australian corporation (“Power”), an entity majority owned by the Company’s president, which owned 94.46% of Consolidated Gems as of March 31, 2016.

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

On March 8, 2016, the Company announced that it had entered into a term sheet with Noam Levavi and Eran Galil for the acquisition of all of the issued shares of Byondata (“Byondata”), a company incorporated under the laws of Israel. The Company had a 90 day period to conduct due diligence and negotiate a formal share sale agreement. Byondata had developed a unique platform as a service to create content-rich, immersive Virtual Reality (VR) experiences. In July 2016, the Company announced that the proposed acquisition of the all the shares in Byondata had been terminated. In January 2017, the Company announced it was looking for gold opportunities in Myanmar.

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

2.	RECENT ACCOUNTING PRONOUNCEMENTS

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Goods and Services Tax (“GST”)

Revenues, expenses and assets generated in Australia are subject to Australian GST which requires the supplier to add a 10% GST to predominately all expenses and the cost of assets and for the Company to include a 10% GST to the selling price of a product. Revenues, expenses and assets are recognized net of the amount of GST except where the GST incurred on a purchase of goods and services is not recoverable from the taxation authority, in which case the GST is recognized as part of the cost of acquisition of the assets or as part of the expense item as applicable, and receivables and payables are stated with the amount of GST included. The net amount of GST recoverable from, or payable to, the taxation authority is included as part of receivables or payables in the balance sheet. Cash flows are included in the cash flow statement on a gross basis and the GST component of cash flows arising from investing and financing activities which is recoverable from, or payable to, the taxation authority are classified as operating cash flows. Commitments and contingencies are disclosed net of the amount of GST recoverable from, or payable to, the taxation authority.

Comparative Figures

Where necessary, comparative figures have been reclassified to be consistent with current year presentation with no effect on operations.

4.	GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has not yet commenced revenue producing operations and had an accumulated deficit of A$2,913,317 as of March 31, 2016.. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company will require additional funding for operations and this additional funding may be raised through debt or equity offerings. The Company has a debt due to AXIS Consultants Pty Ltd (AXIS). AXIS provides management services to the Company and the cost of these services increases the amount of the debt. In addition, the Company has historically relied on loans and advances from corporations affiliated with the President of Consolidated Gems.  Based on discussions with these affiliate companies, the Company believes this source of funding will continue to be available. Other than the arrangements noted above, the Company has not confirmed any other arrangement for ongoing funding. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

5.	AFFILIATE TRANSACTIONS

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

The payable to affiliate at March 31, 2016 of A$382,759 is due to AXIS. During the three months ended March 31, 2016, AXIS provided services in accordance with the services agreement, incurred direct costs on behalf of the Company and advanced funds of A$111,383 and the Company repaid A$816,800 to AXIS. The Company intends to repay the advances from affiliate with funds raised either via additional debt or equity offerings, but as this may not occur within the next 12 months.  AXIS has agreed not to call the advance within the next twelve months and accordingly the Company has classified the amounts payable as non-current in the accompanying balance sheet.

6.	ADVANCES FROM OTHER PARTIES

During the 3 months ended March 31, 2016, the Company received funds from parties wishing to participate in a private placement transaction. The terms of the private placement had not been concluded at March 31, 2016 therefore the amount received of A$911,802 was treated as an advance form other parties. The private placement was concluded in the second quarter of fiscal 2016.

7.	INCOME TAXES

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

8.	FAIR VALUE OF FINANCIAL INSTRUMENTS

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

9.	SUBSEQUENT EVENTS

The Company has evaluated events and transactions after the balance sheet date and, through the date the financial statements were issued and believes that all relevant disclosures have been included herein and there are no other which requires recognition or disclosure in the accompanying financial statements.

The Company issued 19,033,333 and 5,525,000 shares of common stock on April 13, 2016, and May, 20, 2016, raising A$765,652 and A$221,000 respectively.

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

The purchase price is up to a maximum USD$20,000,000 which is to be satisfied as follows:

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

In September 2017 the Company placed 461,538 shares of common stock at a price of AUD$0.065 per shares for total proceeds of AUD$30,000.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Financial Statements and accompanying notes and the other financial information appearing elsewhere in this report. This report contains numerous forward-looking statements relating to our business. Such forward-looking statements are identified by the use of words such as believes, intends, expects, hopes, may, should, plan, projected, contemplates, anticipates or similar words. Actual operating schedules, results of operations, ore grades and mineral deposit estimates and other projections and estimates could differ materially from those projected in the forward-looking statements. The functional and reporting currency of the Company is the Australian Dollar.  These interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

 Overview

Consolidated Gems, Inc. (“Consolidated Gems” or the “Company”), formerly Electrum International, Inc. is a Delaware corporation originally incorporated in Florida as We Sell For U Corp. (“We Sell For U”). Consolidated Gems was originally established with the intention to develop and provide service offerings to facilitate auctions on eBay for individuals and companies who lack the eBay expertise and/or time to list/sell and ship items they wish to sell. In December 2008, Power Developments Pty Ltd, an Australian corporation ("Power") acquired approximately a 96% interest in Consolidated Gems from Edward T. Farmer and certain other stockholders. Mr. Farmer resigned as Sole Director and Officer of Consolidated Gems, Joseph Gutnick was appointed President, Chief Executive Officer and a Director and Peter Lee was appointed Chief Financial Officer and Secretary. Joseph Gutnick resigned as a director in September 2015 and was replaced by Mordechai Gutnick.

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

We have incurred net losses since our inception and may continue to incur substantial and increasing losses for the next several years. Since inception we have incurred accumulated losses of A$2,913,317 which was funded primarily by the sale of equity securities and loans from affiliates.

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

On March 8, 2016, the Company announced that it had entered into a term sheet with Noam Levavi and Eran Galil for the acquisition of all of the issued shares of Byondata (“Byondata”), a company incorporated under the laws of Israel. The Company haD a 90 day period to conduct due diligence and negotiate a formal share sale agreement. Byondata had developed a unique platform as a service to create content-rich, immersive Virtual Reality (VR) experiences. In July 2016, the Company announced that the proposed acquisition of the all the shares in Byondata had been terminated.

RESULTS OF OPERATIONS

Costs and expenses are incurred in both Australian and US dollars. Costs incurred in US dollars are converted to Australian dollars. The Australian dollar has fallen by approximately 12% against the US dollar over the past 12 months and therefore the comparison of amounts for the three month period ended March 31, 2016 versus the three month period ended March 31, 2015 does not provide a true comparison of the movement as it may have been heavily influenced by the movement in the exchange rate depending on whether the cost or expenses was initially incurred in US dollars or Australian dollars.

Three Months Ended March 31, 2016 vs. Three Months Ended March 31, 2015.

Costs and expenses increased from A$12,114 in the three months ended March 31, 2015 to A$77,871 in the three months ended March 31, 2016.

The increase in costs and expenses is a net result of:

a)
an increase in legal, accounting and professional expense from A$10,188 the three months ended March 31, 2015 to A$33,184 for the three months ended March 31, 2016. Included within legal, accounting and professional expense for the three months ended March 31, 2016 is A$2,400 (2015: A$1,736) which relates to stock agent transfer fees; audit fees of A$9,917 (2015: A$8,453), franchise tax of A$871 (2015: A$nil), legal fees of A$806 (2015: A$nil), and consulting fees of A$19,190 (2015: A$nil).

b)
an increase in administrative expense from A$1,926 in the three months ended March 31, 2015 to A$44,687 in the three months ended March 31, 2016, primarily as a result of an increase in the cost of services provided by AXIS in accordance with the service agreement.  Included within the administrative expenses is an amount of A$20,438 (2015: A$1,821) billed to us by AXIS. We incurred A$17,500 (2015: A$nil) in public relations costs; A$14,991 (2015: A$nil) in salaries charged to us by AXIS; and A$10,866 (2015: A$nil) in travel costs.

As a result of the foregoing, the loss from operations increased from A$12,114 for the three months ended March 31, 2015 to A$77,871 for the three months ended March 31, 2016.

A foreign currency exchange loss of A$109 for the three months ended March 31, 2015 compared to a foreign currency exchange gain of A$501 for the three months ended March 31, 2016 was recorded as a result of the movement in the US dollar versus the Australian dollar.

The net loss was A$77,370 for the three months ended March 31, 2016 compared to a net loss of A$12,223 for the three months ended March 31, 2015.

Liquidity and Capital Resources

For the three months ended March 31, 2016, net cash used in operating activities was A$170,612 consisting of the net loss of A$77,370 offset by a non-cash charge for foreign currency exchange gain of A$501, an increase in receivables and deposits of A$2,544, a decrease in accounts payable and accrued expenses of A$1,168, and an increase in prepayments of A$89,029. For the three months ended March 31, 2016, net cash provided by financing activities was A$206,386 consisting of an decrease in payable to affiliates of A$705,416 and an increase in advances from other of A$911,802.

As of March 31, 2016, the Company had short-term obligations of A$1,067,376 comprising accounts payable and accrued expenses and advance from other, and had long-term obligations of A$382,759 comprising advances payable to an affiliate.

For the three months ends March 31, 2016, AXIS charged the Company A$51,284 for management and administration services; provided funding of A$60,100 and the Company repaid AXIS A$816,800. The net amount owed by the Company to AXIS at March 31, 2016 of A$382,759 is included under non-current liabilities.

The Company has funded operations since inception through advances from affiliated entities. The Company’s ability to continue operations through 2016 is dependent upon future funding from affiliated entities, capital raisings, or its ability to commence revenue producing operations and positive cash flows, of which there can be no assurance. AXIS has advised it does not currently intend to require repayment of these advances prior to March 31, 2017, accordingly the Company has decided to classify the amounts payable as non-current in the accompanying balance sheets.

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

Our budget for general and administration and for professional expenses for the remainder of fiscal 2016 is A$0.01 million. Once we have identified a specific exploration or mining project we will also need to prepare a budget for these activities.  We are currently investigating capital raising opportunities which may be in the form of either equity or debt, to provide funding for working capital purposes. There can be no assurance that such a capital raising will be successful, or that even if an offer of financing is received by the Company, it is on terms acceptable to the Company.

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

Forward-looking statements are subject to both known and unknown risks and uncertainties and can be affected by inaccurate assumptions we might make.  Risks, uncertainties and inaccurate assumptions could cause actual results to differ materially from historical results or those currently anticipated. Consequently, no forward-looking statement can be guaranteed.  The potential risks and uncertainties that could affect forward looking statements include, but are not limited to:

•	The risk factors set forth in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015,
•	The possibility that we do not find gems or other minerals or that the gems or other minerals we find are not commercially economical to mine,
•	The risks and hazards inherent in the mineral exploration and development business (including environmental hazards, industrial accidents, weather or geologically related conditions),
•	Changes in the market price of minerals or gems,
•	The effects of environmental and other governmental regulations,
•	The uncertainties inherent in our exploratory activities, including risks relating to permitting and regulatory delays,
•	Estimates of proven and probable reserves are subject to considerable uncertainty,
•	Movements in foreign exchange rates,
•	Increased competition, governmental regulation,
•	Performance of information systems,
•	Ability of the Company to hire, train and retain qualified employees.

In addition, other risks, uncertainties, assumptions, and factors that could affect the Company's results and prospects are described in this Quarterly Report on Form 10-Q and in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, including under the heading “Risk Factors” and elsewhere herein and therein and may further be described in the Company's prior and future filings with the Securities and Exchange Commission and other written and oral statements made or released by the Company.

We caution you not to place undue reliance on any forward-looking statements, which speak only as of the date of this document.  The information contained in this report is current only as of its date, and we assume no obligation to update any forward-looking statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

At March 31, 2016, the Company had no outstanding loan facilities.

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

(b)	Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the first quarter of 2016 that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

(c)	Other

We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.  Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Our disclosure controls and procedures are designed to provide such reasonable assurance of achieving our desired control objectives, and our principal executive officer and principal financial officer have concluded, as of March 31, 2016, that our disclosure controls and procedures were effective in achieving that level of reasonable assurance.

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
101
The following materials from the Consolidated Gems, Inc. Quarterly Report on Form 10-Q for the three months ended March 31, 2016 formatted in Extensible Business Reporting Language (XBRL):  (i) the Balance Sheet, (ii) the Statement of Operations, (iii) Statement of Stockholders’ (Deficit), (iv) the Statement of Cash Flows and (v) related notes.

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

Mordechai Z Gutnick
Chairman of the Board, President and
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Peter Lee

Peter Lee
Secretary and
Chief Financial Officer
(Principal Financial Officer)

Date:  October 4, 2017

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

101
The following materials from the Consolidated Gems, Inc. Quarterly Report on Form 10-Q for the nine months ended March 31, 2016 formatted in Extensible Business Reporting Language (XBRL):  (i) the Balance Sheet, (ii) the Statement of Operations, (iii) the Statement of Stockholders’ (deficit), (iv) the Statement of Cash Flows and (v) related notes.

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