Form 10-Q
period 2016-06-30
CONSOLIDATED GEMS, INC.
filed 2017-10-17
CIK 1423417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10- Q
———————

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the Quarterly Period Ended June 30, 2016
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

There were 199,873,683 shares of common stock outstanding on September 28, 2017

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

In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary to present fairly the financial position of the Company as of June 30, 2016, the results of its operations for the three and six month periods ended June 30, 2016 and 2015 and the changes in its cash flows for the six month periods ended June 30, 2016 and 2015 have been included.  The results of operations for the interim periods are not necessarily indicative of the results for the full year.

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

UNLESS OTHERWISE INDICATED, ALL FINANCIAL INFORMATION PRESENTED IS IN AUSTRALIAN DOLLARS.

CONSOLIDATED GEMS, INC.
Balance Sheets

	June 30, 2016 (Unaudited)	December 31, 2015
	A$	A$

ASSETS

Current Assets:
Cash	610	118
Prepayments	500	-
Total Current Assets	1,110	118

Total Assets	1,110	118

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

Current Liabilities:
Accounts payable and accrued expenses	211,135	156,742
Total Current Liabilities	211,135	156,742

Non-Current Liabilities:
Advances from affiliate	272,024	1,088,175
Total Non-Current Liabilities	272,024	1,088,175

Total Liabilities	483,159	1,244,917

Stockholders’ (Deficit):
Preferred stock: US$.0001 par value, 20,000,000 share authorised none issued and outstanding
Common stock: US$.0001 par value 500,000,000 shares authorised, and 199,873,683 and 175,315,350 shares issued and outstanding at June 30, 2016 and December 31, 2015	20,077	16,825
Additional paid-in capital	2,557,723	1,574,323
Accumulated (deficit)	(3,059,849)	(2,835,947)
Total Stockholders’ (deficit)	(482,049)	(1,244,799)

Total Liabilities and Stockholders’ (Deficit)	1,110	118

See notes to financial statements

CONSOLIDATED GEMS, INC.
Statements of Operations
(Unaudited)

	For the three months ended June 30		For the six months ended June 30
	2016	2015	2016	2015
Revenues	A$-	A$-	A$-	A$-

Cost and expenses
Legal, accounting and professional	12,993	16,255	26,115	26,442
Administration expense	15,291	770	80,040	2,697
Acquisition related expenses	116,946	-	116,946	-
	145,230	17,025	223,101	29,139

(Loss) from operations	(145,230)	(17,025)	(223,101)	(29,139)
Foreign currency exchange (loss)	(1,302)	(10,653)	(801)	(10,762)
(Loss) before income tax	(146,532)	(27,678)	(223,902)	(39,901)
Provision for income tax	-	-	-	-

Net (loss)	(146,532)	(27,678)	(223,902)	(39,901)

Basic net (loss) per common equivalent shares	(0.00)	(0.00)	(0.00)	(0.00)

Weighted number of common equivalent shares (000’s)	194,328	175,315	184,905	175,315

See notes to financial statements

CONSOLIDATED GEMS, INC.
Statements of Stockholders’ (Deficit)
for the period ended June 30, 2016
 (Unaudited)

	Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated (Deficit)	Total
		A$	A$	A$	A$

Balance December 31, 2015	175,315,350	16,825	1,574,323	(2,835,947)	(1,244,799)

Issuance of shares (April 13, 2016)	19,033,333	2,482	763,170	-	765,652
Issuance of shares (May 20, 2016)	5,525,000	770	220,230	-	221,000
Net (loss)	-	-	-	(223,902)	(223,902)

Balance, June 30, 2016	199,873,683	20,077	2,557,723	(3,059,849)	(482,049)

See notes to financial statements

CONSOLIDATED GEMS, INC.
Statements of Cash Flows
(Unaudited)

	For the six months ended June 30
	2016 A$	2015 A$

CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss)	(223,902)	(39,901)

Adjustments to reconcile net (loss) to net cash (used) in operating activities
Foreign currency exchange loss	801	10,762
Net change in prepayments	-	(2,160)
Net change in receivables	(500)	10,707
Net change in accounts payable and accrued expenses	53,592	11,080

Net Cash (used) in Operating Activities	(170,009)	(9,512)

CASH FLOWS FROM FINANCING ACTIVITIES

Advances from (repayments to) affiliate	(816,151)	10,753
Issuance of common stock	986,652	-

Net Cash provided by Financing Activities	170,501	10,753

Effects of exchange rate on cash	-	-

Net increase in Cash	492	1,241

Cash at Beginning of Period	118	2,172

Cash at End of Period	610	3,413

See notes to financial statements

CONSOLIDATED GEMS, INC.
Notes to Financial Statements
June 30, 2016
1)	ORGANIZATION AND BUSINESS

Consolidated Gems, Inc. ("Consolidated Gems” or the “Company"), is a Delaware corporation originally incorporated in Florida as We Sell for U Corp. The principal stockholder of Consolidated Gems is Power Developments Pty Ltd., an Australian corporation (“Power”), an entity majority owned by the Company’s President, which owned 82.85% of Consolidated Gems as of June 30, 2016.
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
In addition, Consolidated Gems is reliant on loans and advances from corporations affiliated with the Company. Based on discussions with these affiliate companies the Company believes this source of funding will continue to be available. Other than the arrangements noted above, the Company has not confirmed any other arrangements for ongoing funding. As a result the Company may be required to raise funds by additional debt or equity offerings in order to meet its cash flow requirements during the forthcoming year; however there can be no assurance that the Company will be successful in these efforts.
2)	RECENT ACCOUNTING PRONOUNCEMENTS

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.
3)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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
Comparative Figures
Where necessary, comparative figures have been reclassified to be consistent with current year presentation with no effect on operations.
4)	GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has not yet commenced revenue producing operations and had an accumulated deficit of A$3,059,849 as of June 30, 2016. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company will require additional funding for operations and this additional funding may be raised through debt or equity offerings. The Company has a debt due to AXIS Consultants Pty Ltd (AXIS). AXIS provides management services to the Company and the cost of these services increases the amount of the debt. In addition, the Company has historically relied on loans and advances from corporations affiliated with the President of Consolidated Gems.  Based on discussions with these affiliate companies, the Company believes this source of funding will continue to be available. Other than the arrangements noted above, the Company has not confirmed any other arrangement for ongoing funding. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
5)	AFFILIATE TRANSACTIONS

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
During the six months ended June 30, 2016, AXIS provided services in accordance with the services agreement, incurred direct costs on behalf of the Company and provided funding of A$153,748 and the Company repaid AXIS A$969,900. The amount owed to the affiliate as of June 30, 2016 is A$272,024.

6)	INCOME TAXES

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
7)	FAIR VALUE OF FINANCIAL INSTRUMENTS

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
8)	SUBSEQUENT EVENTS
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

If the Transaction is terminated or is in the reasonable opinion of the Company unable to proceed at any point, the Vendors and the Company have agreed to convert any monies paid to the Sellers under (a) and (b) above into convertible securities in Attofensive.

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
 Overview
Consolidated Gems, Inc. (“Consolidated Gems” or the “Company”), formerly Electrum International, Inc. is a Delaware corporation originally incorporated in Florida as We Sell For U Corp. (“We Sell For U”). Consolidated Gems was originally established with the intention to develop and provide service offerings to facilitate auctions on eBay for individuals and companies who lack the eBay expertise and/or time to list/sell and ship items they wish to sell. In December 2008, Power Developments Pty Ltd, an Australian corporation ("Power") acquired approximately a 96% interest in Consolidated Gems from Edward T. Farmer and certain other stockholders. Mr. Farmer resigned as Sole Director and Officer of Consolidated Gems, Joseph Gutnick was appointed President, Chief Executive Officer and a Director and Peter Lee was appointed Chief Financial Officer and Secretary. On September 30, 2015, Joseph Gutnick resigned as President, Chief Executive Officer and a Director and Mordechai Gutnick was appointed as President, Chief Executive Officer and a Director.
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
We have incurred net losses since our inception and may continue to incur substantial and increasing losses for the next several years. Since inception we have incurred accumulated losses of A$3,059,849 which was funded primarily by the sale of equity securities and loans from affiliates.
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

RESULTS OF OPERATIONS
Three Months Ended June 30, 2016 vs. Three Months Ended June 30, 2015
Costs and expenses are incurred in both Australian and US dollars. Costs incurred in US dollars are converted to Australian dollars. The Australian dollar has fallen by approximately 3% against the US dollar over the past 12 months and therefore the comparison of amounts for the three month period ended June 30, 2016 versus the three month period ended June 30, 2015 does not provide a true comparison of the movement as it may have been heavily influenced by the movement in the exchange rate depending on whether the cost or expenses was initially incurred in US dollars or Australian dollars.
Costs and expenses increased from A$17,025 in the three months ended June 30, 2015 to A$145,230 in the three months ended June 30, 2016.
The increase in costs and expenses is a net result of:
a)
a decrease in legal, accounting and professional expense from A$16,255 for the three months ended June 30, 2015 to A$12,993 for the three months ended June 30, 2016. Included within legal, accounting and professional expense for the three months ended June 30, 2016 is A$2,596 (2015: A$257) for costs associated with the Company’s SEC compliance obligations; A$396 (2015: A$3,292) which relates to stock agent transfer fees; and accounting fees for the three months ended June 30, 2016 of A$10,000 (2015: A$12,706).

b)
an increase in administrative expense from A$770 for the three months ended June 30, 2015 to A$15,291 for the three months ended June 30, 2016, primarily as a result of an increase  in the cost of services provided by AXIS in accordance with the service agreement.  Included within the administrative expenses of A$15,291 (2015: A$770) is an amount of A$12,419 billed to us by AXIS (2015: A$12,043 credited to us by AXIS).

c)
An increase in acquisition related costs from A$nil in the three months ended June 30, 2015 to A$116,946 in the three months ended June 30, 2016. As noted earlier, in March 2016 the Company entered into a term sheet with Noam Levavi and Eran Galil (the “Vendors”) for the acquisition of all of the issued shares of Byondata (“Byondata”), a company incorporated under the laws of Israel. The Company had a 90 day period to conduct due diligence and negotiate a formal share sale agreement. Included within the acquisition related costs are the initial payments made to Byondata for working capital purposes (which were non-refundable), costs of travel and consultants time in undertaking the due diligence. Following initial due diligence and by mutual agreement, the proposed acquisition was terminated.

As a result of the foregoing, the loss from operations increased from A$17,025 for the three months ended June 30, 2015 to a loss from operations of A$145,230 for the three months ended June 30, 2016.
A foreign currency exchange loss of A$10,653 for the three months ended June 30, 2015 compared to a foreign currency exchange loss of A$1,302 for the three months ended June 30, 2016 was recorded as a result of the movement in the US dollar versus the Australian dollar.
The net loss was A$27,678 for the three months ended June 30, 2015 compared to a net loss of A$146,532 for the three months ended June 30, 2016.
Six Months Ended June 30, 2016 vs. Six Months Ended June 30, 2015
Costs and expenses are incurred in both Australian and US dollars. Costs incurred in US dollars are converted to Australian dollars. The Australian dollar has fallen by approximately 3% against the US dollar over the past 12 months and therefore the comparison of amounts for the six month period ended June 30, 2016 versus the six month period ended June 30, 2015 does not provide a true comparison of the movement as it may have been heavily influenced by the movement in the exchange rate depending on whether the cost or expenses was initially incurred in US dollars or Australian dollars.
Costs and expenses increased from A$29,139 in the six months ended June 30, 2015 to A$223,101 in the six months ended June 30, 2016.
The increase in costs and expenses is a net result of:
a)
A decrease in legal, accounting and professional expense from A$26,442 for the six months ended June 30, 2015 to A$26,115 for the six months ended June 30, 2016. Included within legal, accounting and professional expense for the six months ended June 30, 2016 is A$3,402 (2015: A$257) for costs associated with the Company’s SEC compliance; accounting fee costs for the six months ended June 30, 2016 of A$19,917 (2015: A$21,159); and A$2,796 (2015: A$5,026) which relates to stock agent transfer fees.

b)
An increase in administrative expense from A$2,697 for the six months ended June 30, 2015 to A$80,040 for the six months ended June 30, 2016. Included within administrative expenses for the six months ended June 30, 2016 are A$2,991 (2015: A$3,038) for costs associated with the Company’s SEC compliance obligations; A$706 (2015: A$360) for bank charges; insurance costs of A$nil (2015: A$8,984); A$1,111 (2015: A$530) for storage costs; consultants fees A$19,190 (2015: A$11,000): travel and accommodation costs of $10,866 (2015: A$nil);  public relations costs of $17,500 (2015: A$nil); franchise tax of $871 (2015: A$nil);  and A$24,761 charged to us by AXIS (2015: A$21,271 credit) for wages and salaries expenditure. Included within the administrative expenses of A$80,040 (2015: A$2,697) is an amount of A$32,857 charged to us by AXIS (2015: A$10,048 credited to us by AXIS).

c)
An increase in acquisition related costs from A$nil in the six months ended June 30, 2015 to A$116,946 in the three months ended June 30, 2016. As noted earlier, in March 2016 the Company entered into a term sheet with Noam Levavi and Eran Galil (the “Vendors”) for the acquisition of all of the issued shares of Byondata (“Byondata”), a company incorporated under the laws of Israel. The Company had a 90 day period to conduct due diligence and negotiate a formal share sale agreement. Included within the acquisition related costs are the initial payments made to Byondata for working capital purposes (which were non-refundable), costs of travel and consultants time in undertaking the due diligence. Following initial due diligence and by mutual agreement, the proposed acquisition was terminated.

As a result of the foregoing, the loss from operations increased from A$29,139 for the six months ended June 30, 2015 to a loss from operations of A$223,101 for the six months ended June 30, 2016.
A foreign currency exchange loss of A$801 for the six months ended June 30, 2016 compared to a foreign currency exchange loss of A$10,762 for the six months ended June 30, 2015 was recorded as a result of the movement in the US dollar versus the Australian dollar.
The net loss was A$39,901 for the six months ended June 30, 2015 compared to a net loss of A$223,902 for the six months ended June 30, 2016.
Liquidity and Capital Resources
For the six months ended June 30, 2016, net cash used in operating activities was A$170,009 consisting of the net loss of A$223,902 offset by a non-cash charge for foreign currency exchange loss of A$801, an increase in accounts payable and accrued expenses of A$53,592 and an increase in receivables of A$500. For the six months ended June 30, 2016, net cash provided by financing activities was A$170,501 consisting of a repayment of an advance from affiliate of A$816,151 and proceeds from the issuance of shares of A$986,652.
As of June 30, 2016, the Company had short-term obligations of A$211,135 comprising accounts payable and accrued expenses
The Company has funded operations since inception through advances from affiliated entities. The Company’s ability to continue operations through 2016 is dependent upon future funding from affiliated entities, capital raisings, or its ability to commence revenue producing operations and positive cash flows, of which there can be no assurance. AXIS has advised it does not currently intend to require repayment of these advances prior to June 30, 2016, accordingly the Company has decided to classify the amounts payable as non-current in the accompanying balance sheets.
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
The accompanying financial statements have been prepared in conformity with US GAAP, which contemplates continuation of Consolidated Gems as a going concern. However, Consolidated Gems. has limited assets, negative working capital, a stockholders’ (deficit) has not yet commenced revenue producing operations and has sustained recurring losses since inception.

Our budget for general and administration and for professional expenses for the remainder of fiscal 2016 is A$0.05 million. Once we have identified a specific exploration or mining project we will also need to prepare a budget for these activities.  We are currently investigating capital raising opportunities which may be in the form of either equity or debt, to provide funding for working capital purposes. There can be no assurance that such a capital raising will be successful, or that even if an offer of financing is received by the Company, it is on terms acceptable to the Company.
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
At June 30, 2016, the Company had no outstanding loan facilities.
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
(b)	Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the second quarter of 2016 that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.
(c)	Other

We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.  Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Our disclosure controls and procedures are designed to provide such reasonable assurance of achieving our desired control objectives, and our principal executive officer and principal financial officer have concluded, as of June 30, 2016, that our disclosure controls and procedures were effective in achieving that level of reasonable assurance.

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

101
The following materials from the Consolidated Gems, Inc. Quarterly Report on Form 10-Q for the three months ended June 30, 2016 formatted in Extensible Business Reporting Language (XBRL): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statement of Stockholders’ (deficit), (iv) the Statements of Cash Flows and (v) related notes.

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

101
The following materials from the Consolidated Gems, Inc. Quarterly Report on Form 10-Q for the three months ended June 30, 2016 formatted in Extensible Business Reporting Language (XBRL):  (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statement of Stockholders’ (deficit), (iv) the Statements of Cash Flows and (v) related notes.

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