Form 10-Q
period 2016-09-30
CONSOLIDATED GEMS, INC.
filed 2017-10-17
CIK 1423417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10- Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the Quarterly Period Ended September 30, 2016
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☐ Yes   ☒ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "accelerated filer," "large accelerated filer" and "smaller reporting company" in Rule 12-b2 of the Exchange Act.

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

The interim financial statements included herein have been prepared by Consolidated Gems, Inc. ("Consolidated Gems" or the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (The "Commission"). Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.

In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary to present fairly the financial position of the Company as of September 30, 2016, the results of its operations for the three and nine month periods ended September 30, 2016 and 2015 and the changes in its cash flows for the nine month periods ended September 30, 2016 and 2015 have been included.  The results of operations for the interim periods are not necessarily indicative of the results for the full year.

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

UNLESS OTHERWISE INDICATED, ALL FINANCIAL INFORMATION PRESENTED IS IN AUSTRALIAN DOLLARS.

CONSOLIDATED GEMS, INC.
Balance Sheets

	September 30, 2016 (Unaudited)	December 31, 2015
	A$	A$

ASSETS

Current Assets:
Cash	470	118
Receivables	3	-
Total Current Assets	473	118

Non-Current Assets:
Deposits	-	-
Total Non-Current Assets	-	-

Total Assets	473	118

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
Accounts payable and accrued expenses	217,225	156,742
Total Current Liabilities	217,225	156,742

Non-Current Liabilities:
Advances from affiliate	285,574	1,088,175
Total Non-Current Liabilities	285,574	1,088,175

Total Liabilities	502,799	1,244,917

Stockholders' (Deficit):
Preferred stock: US$.0001 par value, 20,000,000 share authorised none issued and outstanding	-	-
Common stock: US$.0001 par value 500,000,000 shares authorised, and 199,873,683 and 175,315,350 shares issued and outstanding at September 30, 2016 and December 31, 2015	20,077	16,825
Additional paid-in capital	2,557,723	1,574,323
Accumulated (deficit)	(3,080,126)	(2,835,947)
Total Stockholders' (Deficit)	(502,326)	(1,244,799)

Total Liabilities and Stockholders' (Deficit)	473	118

See notes to financial statements

CONSOLIDATED GEMS, INC.
Statements of Operations
(Unaudited)

	For the three months ended September 30		For the nine months ended September 30
	2016	2015	2016	2015
Revenues	A$-	A$-	A$-	A$-

Cost and expenses
Legal, accounting and professional	15,335	13,436	41,450	39,878
Administration expense	6,315	6,736	86,354	9,433
Acquisition related expenses	-	-	116,946	-
	21,650	20,172	244,750	49,312

(Loss) from operations	(21,650)	(20,172)	(244,750)	(49,312)
Foreign currency exchange gain (loss)	1,373	(6,590)	571	(17,352)
(Loss) before income tax	(20,277)	(26,763)	(244,179)	(66,664)
Provision for income tax	-	-	-	-

Net (loss)	(20,277)	(26,763)	(244,179)	(66,664)

Basic net (loss) per common equivalent shares	(0.00)	(0.00)	(0.00)	(0.00)

Weighted number of common equivalent shares (000's)	199,874	175,315	189,949	175,315

See notes to financial statements

CONSOLIDATED GEMS, INC.
Statement of Stockholders' (Deficit)
for the nine months ended September 30, 2016
 (Unaudited)

	Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated (Deficit)	Total
		A$	A$	A$	A$

Balance, December 31, 2015	175,315,350	16,825	1,574,323	(2,835,947)	(1,244,799)

Issuance of shares (April 13, 2016)	19,033,333	2,482	763,170	-	765,652
Issuance of shares (May 20, 2016)	5,525,000	770	220,230	-	221,000
Net (loss)	-	-	-	(244,179)	(244,179)

Balance, September 30, 2016	199,873,683	20,077	2,557,723	(3,080,126)	(502,326)

See notes to financial statements

CONSOLIDATED GEMS, INC.
Statements of Cash Flows
(Unaudited)

	For the nine months ended September 30
	2016 A$	2015 A$

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	(244,179)	(66,664)

Adjustments to reconcile net (loss) to net cash (used) in operating activities
Foreign currency exchange (gain) loss	(571)	17,352
Net change in prepayments	-	760
Net change in receivables and deposits	(3)	11,146
Net change in accounts payable and accrued expenses	61,055	13,193

Net Cash (used) in Operating Activities	(183,699)	(24,213)

CASH FLOWS FROM FINANCING ACTIVITIES

Advances from (repayments to) affiliate	(802,601)	22,076
Issuance of common stock	986,652	-

Net Cash provided by Financing Activities	184,051	22,076

Effects of exchange rate on cash	-	-

Net increase/(decrease) in Cash	352	(2,137)

Cash at Beginning of Period	118	2,172

Cash at End of Period	470	35

See notes to financial statements

CONSOLIDATED GEMS, INC.
Notes to Financial Statements
September 30, 2016
(1)	ORGANIZATION AND BUSINESS

Consolidated Gems, Inc. ("Consolidated Gems" or the "Company"), is a Delaware corporation originally incorporated in Florida as We Sell for U Corp. The principal stockholder of Consolidated Gems is Power Developments Pty Ltd., an Australian corporation ("Power"), an entity majority owned by the Company's President, which owned 82.85% of Consolidated Gems as of September 30, 2016.
In order to take advantage of management's substantial experience in the location and development of mineral exploration properties, the Company planned to look for opportunities in the resources industry.
The Company had decided to expand its focus to include precious gems in order to generate value for shareholders and was assessing several gem opportunities. In March 2015, following a review of the results of exploration on the gem tenement, the Company decided to relinquish the exploration license.
The Company announced on March 8, 2016 that it had entered into a Term Sheet with Noam Levavi and Eran Galil (the "Vendors") for the acquisition of all of the issued shares of Byondata ("Byondata"), a company incorporated under the laws of Israel. The Company had a 90 day period to conduct due diligence and negotiate a formal share sale agreement. Headquartered in Herzliya, Israel, Byondata has developed unique platform as a service to create content-rich, immersive Virtual Reality (VR) experiences. Following initial due diligence and by mutual agreement, the proposed acquisition was terminated.
In January 2017, the Company announced it was looking for gold opportunities in Myanmar.
The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("US GAAP"), which contemplates continuation of Consolidated Gems as a going concern. The Company has not yet commenced revenue producing operations and has incurred net losses since inception and may continue to incur substantial and increasing losses for the next several years, all of which raises substantial doubt as to its ability to continue as a going concern. The financial statements do not contain any adjustments that could arise as a result of this uncertainty.
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

Prior to April 1, 2013, the Company's functional currency was the US dollar. However, as a result of Australian based activities in the second quarter of 2013 relating to potential gem projects, the Company's revenue and expenses are now primarily denominated in Australian dollars (A$). ASC 830 Foreign Currency Translation states that the functional currency of an entity is the currency of the primary economic environment in which the entity operates. Accordingly, the Company determined that from April 1, 2013, the functional currency of the Company is the Australian dollar. Assets, liabilities and equity were translated at the rate of exchange at April 1, 2013. Revenue and expenses were translated at rates at date of transaction. Translation gains and losses, if material, are included as part of accumulated other comprehensive income. The resulting translation at April 1, 2013 was not material.

Goods and Services Tax ("GST")
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

                The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has not yet commenced revenue producing operations and had an accumulated deficit of A$3,080,126 as of September 30, 2016. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company will require additional funding for operations and this additional funding may be raised through debt or equity offerings. The Company has a debt due to AXIS Consultants Pty Ltd (AXIS). AXIS provides management services to the Company and the cost of these services increases the amount of the debt. In addition, the Company has historically relied on loans and advances from corporations affiliated with the President of Consolidated Gems.  Based on discussions with these affiliate companies, the Company believes this source of funding will continue to be available. Other than the arrangements noted above, the Company has not confirmed any other arrangement for ongoing funding. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

(5)	AFFILIATE TRANSACTIONS

In January 2009, the Company entered into an agreement with AXIS Consultants Pty Ltd ("AXIS") to provide geological, management and administration services to the Company. AXIS is affiliated through common management and is incorporated in Australia. Mr. Lee is Chief Financial Officer and Secretary of the Company and is also Company Secretary of AXIS. The Company is one of seven affiliated companies under common management with AXIS. Each of the companies have some common Directors, officers and shareholders. In addition, each of the companies are substantially dependent upon AXIS for its senior management and administration staff. It has been the intention of the affiliated companies and respective Boards of Directors that each of such arrangements or transactions should accommodate the respective interest of the relevant affiliated companies in a manner which is fair to all parties and equitable to the shareholders of each. Currently, there are no material arrangements or planned transactions between the Company and any of the other affiliated companies other than AXIS.

During the three months ended September 30, 2016, AXIS provided services in accordance with the services agreement, incurred direct costs on behalf of the Company and provided funding of A$14,500 (2015: A$11,323) and the Company repaid AXIS A$950. During the nine months ended September 30, 2016, AXIS provided services in accordance with the services agreement, incurred direct costs on behalf of the Company and provided funding of A$168,249 (2015: A$22,076) and the Company repaid AXIS A$970,850. The amounts owed to the affiliate as of September 30, 2016 is A$285,574 (2015:A$1,088,275).
(6)	INCOME TAXES
Consolidated Gems files its income tax returns on an accrual basis.
The Company files tax returns in the United States. Consolidated Gems has carry-forward losses of approximately US$1,703,000 as of December 31, 2015 which expire in years 2028 through 2034. Due to the uncertainty of the availability and future utilization of those operating loss carry-forwards, management has provided a full valuation against the related tax benefit. The Company's tax returns for all years since December 31, 2011 remain open to examination by the respective tax authorities.  There are currently no tax examinations in progress.
(7)	FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments consist of cash, receivables, accounts payable and accrued expenses, and advances from affiliate. The carrying amounts of cash, receivables, accounts payable and accrued expenses approximate their respective fair values because of the short term nature of those instruments. The fair value of the advances from affiliate is not determinable as it is due to an affiliated entity, no market exists for similar instruments and settlement date is uncertain.
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
On July 24, 2017, the Company entered into a Term Sheet with Lior Barash, Erez Glazer, Lior Wayn, and Lior Dolfin, (collectively, the ''Sellers")  for the acquisition of all of the issued shares of the Cyber Security technology business "Attofensive", a company incorporated under the laws of Israel. The Company has a 120 day period to conduct due diligence and negotiate a formal share sale agreement.

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

Item 2.                          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
General
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Financial Statements and accompanying notes and the other financial information appearing elsewhere in this report. This report contains numerous forward-looking statements relating to our business. Such forward-looking statements are identified by the use of words such as believes, intends, expects, hopes, may, should, plan, projected, contemplates, anticipates or similar words. Actual operating schedules, results of operations, ore grades and mineral deposit estimates and other projections and estimates could differ materially from those projected in the forward-looking statements. The functional and reporting currency of the Company is the Australian Dollar.  These interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.
 Overview
Consolidated Gems, Inc. ("Consolidated Gems" or the "Company"), formerly Electrum International, Inc. is a Delaware corporation originally incorporated in Florida as We Sell For U Corp. ("We Sell For U"). Consolidated Gems was originally established with the intention to develop and provide service offerings to facilitate auctions on eBay for individuals and companies who lack the eBay expertise and/or time to list/sell and ship items they wish to sell. In December 2008, Power Developments Pty Ltd, an Australian corporation ("Power") acquired approximately a 96% interest in Consolidated Gems from Edward T. Farmer and certain other stockholders. Mr. Farmer resigned as Sole Director and Officer of Consolidated Gems, Joseph Gutnick was appointed President, Chief Executive Officer and a Director and Peter Lee was appointed Chief Financial Officer and Secretary. On September 30, 2015, Joseph Gutnick resigned as President, Chief Executive Officer and a Director and Mr. Mordechai Gutnick was appointed as President, Chief Executive Officer and a Director.
On August 12, 2009, the Company re-incorporated in the state of Delaware (the "Reincorporation") through a merger involving We Sell for U Corp. and Consolidated Gems, a Delaware Corporation that was a wholly owned subsidiary of We Sell for U. The Reincorporation was effected by merging We Sell for U with Consolidated Gems, with Consolidated Gems being the surviving entity. For purposes of the Company's reporting status with the Securities and Exchange Commission, Consolidated Gems is deemed a successor to We Sell for U.
We have incurred net losses since our inception and may continue to incur substantial and increasing losses for the next several years. Since inception we have incurred accumulated losses of A$3,080,126 which was funded primarily by the sale of equity securities and loans from affiliates.
Description of Current Business Plans and Activities
The following is a description of the Company's current business plans and activities.
In order to take advantage of management's substantial experience in the location and development of mineral exploration properties, the Company planned to look for opportunities in the resources industry.
As a result of management's decision to refocus its efforts from energy opportunities to explore opportunities in the resources industry, effective March 31, 2013, the Company ceased reporting as a development stage company.  Since April 1, 2013, the Company had been evaluating potential gem related projects and had been granted an exploration tenement in New South Wales, Australia. Accordingly, from April 1, 2013 the Company had been classified as an exploration stage company. In March 2015, following a review of the results of exploration on the gem tenement, the Company decided to relinquish the exploration license.
The Company announced on March 8, 2016 that it had entered into a Term Sheet with Noam Levavi and Eran Galil (the "Vendors") for the acquisition of all of the issued shares of Byondata ("Byondata"), a company incorporated under the laws of Israel. The Company had a 90 day period to conduct due diligence and negotiate a formal share sale agreement. Headquartered in Herzliya, Israel, Byondata has developed unique platform as a service to create content-rich, immersive Virtual Reality (VR) experiences. Following initial due diligence and by mutual agreement, the proposed acquisition was terminated.
In January 2017, the Company announced it was looking for gold opportunities in Myanmar.

RESULTS OF OPERATIONS
Three Months Ended September 30, 2016 vs. Three Months Ended September 30, 2015
Costs and expenses are incurred in both Australian and US dollars. Costs incurred in US dollars are converted to Australian dollars. The Australian dollar has fallen by approximately 8.4% against the US dollar over the past 12 months and therefore the comparison of amounts for the three month period ended September 30, 2016 versus the three month period ended September 30, 2015 does not provide a true comparison of the movement as it may have been heavily influenced by the movement in the exchange rate depending on whether the cost or expenses was initially incurred in US dollars or Australian dollars.
Costs and expenses increased from A$20,172 in the three months ended September 30, 2015 to A$21,650 in the three months ended September 30, 2016.
The increase in costs and expenses is a net result of:
a)
An increase in legal, accounting and professional expense from A$13,436 for the three months ended September 30, 2015 to A$15,335 for the three months ended September 30, 2016. Included within legal, accounting and professional expense for the three months ended September 30, 2016 is A$5,335 (2015: A$2,687) for costs associated with the Company's SEC compliance obligations; and accounting fees for the three months ended September 30, 2016 of A$10,000 (2015: A$10,750).

b)
A decrease in administrative expense from A$6,736 in the three months ended September 30, 2015 to A$6,315 in the three months ended September 30, 2016. Included within administrative expenses for the three months ended September 30, 2016 are insurance costs of A$nil (2015: A$2,920); A$2,123 (2015: A$nil) for costs associated with the Company's SEC compliance obligations; A$nil (2015: A$180) for bank charges and administration services of A$3,880 (2015: A$3,636). Included within the administrative expenses of A$6,315 (2015: A$6,736) is an amount of A$5,385 billed to us by AXIS (2015: A$3,636).

As a result of the foregoing, the loss from operations increased from A$20,172 for the three months ended September 30, 2015 to a loss from operations of A$21,650 for the three months ended September 30, 2016.
A foreign currency exchange loss of A$6,590 for the three months ended September 30, 2015 compared to a foreign currency exchange gain of A$1,373 for the three months ended September 30, 2016 was recorded as a result of the movement in the US dollar versus the Australian dollar.
The net loss was A$20,277 for the three months ended September 30, 2016 compared to a net loss of A$26,763 for the three months ended September 30, 2015.
Nine Months Ended September 30, 2016 vs. Nine Months Ended September 30, 2015
Costs and expenses are incurred in both Australian and US dollars. Costs incurred in US dollars are converted to Australian dollars. The Australian dollar has fallen by approximately 8.4% against the US dollar over the past 12 months and therefore the comparison of amounts for the nine month period ended September 30, 2016 versus the nine month period ended September 30, 2015 does not provide a true comparison of the movement as it may have been heavily influenced by the movement in the exchange rate depending on whether the cost or expenses was initially incurred in US dollars or Australian dollars.
Costs and expenses increased from A$49,312 in the nine months ended September 30, 2015 to A$244,750 in the nine months ended September 30, 2016.
The increase in costs and expenses is a net result of:
a)
An increase in legal, accounting and professional expense from A$39,878 for the nine months ended September 30, 2015 to A$41,450 for the nine months ended September 30, 2016. Included within legal, accounting and professional expense for the nine months ended September 30, 2016 is A$6,702 (2015: A$7,970) for costs associated with the Company's SEC compliance and accounting fee costs for the nine months ended September 30, 2016 of A$34,749 (2015: A$31,908).

b)
An increase in administrative expense from A$9,433 in the nine months ended September 30, 2015 to A$86,354 in the nine months ended September 30, 2016. Included within administrative expenses for the nine months ended September 30, 2016 are A$5,114 (2015: A$3,039) for costs associated with the Company's SEC compliance obligations; A$302 (2015: A$596) for bank charges; insurance costs of A$nil (2015: A$11,903); A$1,393 (2015: A$530) for storage costs; consultants fees A$19,190 (2015: A$11,000); A$28,641 (2015: A$(21,127)) for wages and salaries expenditure and administration services (2015: A$3,636), travel costs of A$10,866 (2015: A$nil) and public relations costs of A$17,500 (2015: A$nil). Included within the administrative expenses of A$86,354 (2015: A$9,433) is an amount of A$38,242 credited to us by AXIS (2015: A$6,412).

c)
An increase in acquisition related costs from A$nil in the nine months ended September 30, 2015 to A$116,946 in the nine months ended September 30, 2016. As noted earlier, in March 2016 the Company entered into a term sheet with Noam Levavi and Eran Galil (the "Vendors") for the acquisition of all of the issued shares of Byondata ("Byondata"), a company incorporated under the laws of Israel. The Company had a 90 day period to conduct due diligence and negotiate a formal share sale agreement. Included within the acquisition related costs are the initial payments made to Byondata for working capital purposes (which were non-refundable), costs of travel and consultants time in undertaking the due diligence. Following initial due diligence and by mutual agreement, the proposed acquisition was terminated.

As a result of the foregoing, the loss from operations increased from A$49,312 for the nine months ended September 30, 2015 to a loss from operations of A$244,750 for the nine months ended September 30, 2016.
A foreign currency exchange loss of A$17,352 for the nine months ended September 30, 2015 compared to a foreign currency exchange gain of A$571 for the nine months ended September 30, 2016 was recorded as a result of the movement in the US dollar versus the Australian dollar.
The net loss was A$244,179 for the nine months ended September 30, 2016 compared to a net loss of A$66,664 for the nine months ended September 30, 2015.
Liquidity and Capital Resources
For the nine months ended September 30, 2016, net cash used in operating activities was A$183,699 consisting of the net loss of A$244,179 offset by a non-cash foreign currency exchange gain of A$571, an increase in accounts payable and accrued expenses of A$61,055 and an increase in receivables and deposits of A$3. For the nine months ended September 30, 2016, net cash provided by financing activities was A$184,051 consisting of A$986,652 from an issuance of shares and a repayment of an advance from affiliate of A$802,601.
As of September 30, 2016, the Company had short-term obligations of A$217,225 comprising accounts payable and accrued expenses.
The Company has funded operations since inception through advances from affiliated entities. The Company's ability to continue operations in the future is dependent upon additional future funding from affiliated entities, capital raisings, or its ability to commence revenue producing operations and positive cash flows, of which there can be no assurance. AXIS has advised it does not currently intend to require repayment of these advances prior to September 30, 2017, accordingly the Company has decided to classify the amounts payable as non-current in the accompanying balance sheets.
The Company continues to search for additional sources of capital, as and when needed; however, there can be no assurance funding will be successfully obtained. Even if it is obtained, there is no assurance that it will not be secured on terms that are highly dilutive to existing shareholders.
In order to take advantage of management's substantial experience in the location and development of mineral exploration properties, the Company planned to look for opportunities in the resources industry. The Company had decided to expand its focus to include precious gems in order to generate value for shareholders and is currently assessing several gem opportunities. In March 2015, following a review of the results of exploration on the gem tenement, the Company decided to relinquish the exploration licence.
On March 8, 2016, the Company announced it had entered into a Term Sheet with Noam Levavi and Eran Galil (the "Vendors") for the acquisition of all of the issued shares of Byondata ("Byondata"), a company incorporated under the laws of Israel. The Company had a 90 day period to conduct due diligence and negotiate a formal share sale agreement. Headquartered in Herzliya, Israel, Byondata has developed unique platform as a service to create content-rich, immersive Virtual Reality (VR) experiences. Following initial due diligence and by mutual agreement, the proposed acquisition was terminated.
In January 2017, the Company announced it was looking for gold opportunities in Myanmar.
The accompanying financial statements have been prepared in conformity with US GAAP, which contemplates continuation of Consolidated Gems as a going concern. However, Consolidated Gemshas limited assets, negative working capital, a stockholders' deficit; has not yet commenced revenue producing operations and has sustained recurring losses since inception.

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
Forward-looking statements are subject to both known and unknown risks and uncertainties and can be affected by inaccurate assumptions we might make.  Risks, uncertainties and inaccurate assumptions could cause actual results to differ materially from historical results or those currently anticipated. Consequently, no forward-looking statement can be guaranteed.  The potential risks and uncertainties that could affect forward looking statements include, but are not limited to:
●	The risk factors set forth in Item 1A of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2015,
●	The possibility that we do not find gems or other minerals or that the gems or other minerals we find are not commercially economical to mine,
●	The risks and hazards inherent in the mineral exploration and development business (including environmental hazards, industrial accidents, weather or geologically related conditions),
●	Changes in the market price of minerals or gems,
●	The effects of environmental and other governmental regulations,
●	The uncertainties inherent in our exploratory activities, including risks relating to permitting and regulatory delays,
●	Estimates of proven and probable reserves are subject to considerable uncertainty,
●	Movements in foreign exchange rates,
●	Increased competition, governmental regulation,
●	Performance of information systems,
●	Ability of the Company to hire, train and retain qualified employees,

In addition, other risks, uncertainties, assumptions, and factors that could affect the Company's results and prospects are described in this Quarterly Report on Form 10-Q and in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2015, including under the heading "Risk Factors" and elsewhere herein and therein and may further be described in the Company's prior and future filings with the Securities and Exchange Commission and other written and oral statements made or released by the Company.
We caution you not to place undue reliance on any forward-looking statements, which speak only as of the date of this document.  The information contained in this report is current only as of its date, and we assume no obligation to update any forward-looking statements.
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
At September 30, 2016, the Company had no outstanding loan facilities.

Item 4.	Controls and Procedures.
(a)	Disclosure Controls and Procedures
Our principal executive officer and our principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as amended) as of the end of the period covered by this report. Based on that evaluation, such principal executive officer and principal financial officer concluded that, the Company's disclosure controls and procedures were effective as of the end of the period covered by this report at the reasonable level of assurance.
(b)	Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the third quarter of 2016 that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.
(c)	Other
We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.  Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Our disclosure controls and procedures are designed to provide such reasonable assurance of achieving our desired control objectives, and our principal executive officer and principal financial officer have concluded, as of September 30, 2016, that our disclosure controls and procedures were effective in achieving that level of reasonable assurance.

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
101
The following materials from the Consolidated Gems, Inc. Quarterly Report on Form 10-Q for the three months ended September 30, 2016 formatted in Extensible Business Reporting Language (XBRL):  (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statement of Stockholders' (Deficit), (iv) the Statements of Cash Flows and (v) the related notes.

#101.INS XBRL Instance Document.
#101.SCHXBRL Taxonomy Extension Schema Document.
#101.CAL XBRL Taxonomy Extension Calculation Linkbase Document.
#101.LAB XBRL Taxonomy Extension Label Linkbase Document.
#101.PREXBRL Taxonomy Extension Presentation Linkbase Document.
#101.DEFXBRL Taxonomy Extension Definition Linkbase Document.

________________________
# Filed herewith. In accordance with Rule 406T of Regulation S-T, these interactive data files are deemed "not filed" for purposes of section 18 of the Exchange Act, and otherwise

FORM 10-Q

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Consolidated Gems,Inc.

By:	/s/ Mordechai Z. Gutnick
Mordechai Z. Gutnick
Chairman of the Board, President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Peter Lee
Peter Lee
Secretary and Chief Financial Officer
Principal Financial Officer)

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
101
The following materials from the Consolidated Gems, Inc. Quarterly Report on Form 10-Q for the three months ended September 30, 2016 formatted in Extensible Business Reporting Language (XBRL): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statement of Stockholders' (Deficit), (iv) the Statements of Cash Flows and (v) the related notes.

#101.INS XBRL Instance Document.
#101.SCHXBRL Taxonomy Extension Schema Document.
#101.CAL XBRL Taxonomy Extension Calculation Linkbase Document.
#101.LAB XBRL Taxonomy Extension Label Linkbase Document.
#101.PREXBRL Taxonomy Extension Presentation Linkbase Document.
#101.DEFXBRL Taxonomy Extension Definition Linkbase Document.

________________________
# Filed herewith. In accordance with Rule 406T of Regulation S-T, these interactive data files are deemed "not filed" for purposes of section 18 of the Exchange Act, and otherwise