Form 10-K
period 2016-12-31
CONSOLIDATED GEMS, INC.
filed 2017-12-21
CIK 1423417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-K
———————

x	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the fiscal year ended: December 31, 2016
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

(a)The aggregate market value based on the average bid and asked price on the over-the-counter market of the registrant’s common stock (“Common Stock”) held by non-affiliates of the Company was US$1,905,500 as at June 30, 2016.

There were 199,873,683 outstanding shares of Common Stock as of December 12, 2017

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

UNLESS OTHERWISE INDICATED, ALL FINANCIAL INFORMATION PRESENTED IS IN AUSTRALIAN DOLLARS.

Item 1                                        Business

Description of Business

Introduction

Consolidated Gems, Inc. ("Consolidated Gems” or the “Company", “we,” “our” or “us”), formerly Electrum International, Inc. is a Delaware corporation that was originally incorporated in Florida as We Sell for U Corp. (“We Sell for U”) on November 12, 2007. The principal stockholder of Consolidated Gems is Power Developments Pty Ltd., an Australian corporation (“Power”), an entity majority owned by the Company’s president, which owned 82.85% of Consolidated Gems as of December 31, 2016.

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

Effective on August 12, 2009, the Company completed the reincorporation from a Florida corporation to a Delaware corporation through a merger with and into its wholly-owned subsidiary, Consolidated Gems. Each issued and outstanding share of common stock, par value US$0.0001 per share, of We Sell For U Corp., a Florida-incorporated company, was automatically converted into one issued and outstanding share of common stock, par value US$0.0001 per share, of Consolidated Gems, a Delaware-incorporated company. The number of authorized shares of capital stock was increased to five hundred twenty million (520,000,000) shares, of which five hundred million (500,000,000) shares shall be Common Stock and twenty million (20,000,000) shares shall be Preferred Stock, each with a par value of US$0.0001 per share. For purposes of the Company’s reporting status with the Securities and Exchange Commission, Consolidated Gems is deemed a successor to We Sell for U.

On June 30, 2011, the Company issued 2,515,350 shares of common stock at an issue price of US$0.60, being the closing price on the date of issue, to AXIS Consultants Pty Ltd (“AXIS”) in satisfaction of a loan balance of US$1,509,210.

The Company issued 19,033,333 and 5,525,000 shares of common stock on April 13, 2016, and May 20, 2016, raising A$765,652 and A$221,000, respectively.

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

We May Engage in Acquisitions, Strategic Investments, Strategic Partnerships or Alliances or Other Ventures that may or may not be Successful.

We may acquire or make strategic investments in businesses, technologies, services or products, or enter into strategic partnerships or alliances with third parties in order to enhance our business. It is possible that we may not be able to identify suitable acquisition targets and candidates for strategic investments or partnerships, or if we do identify such targets or candidates, we may not be able to complete those transactions on terms commercially acceptable to us, or at all. The inability to identify suitable acquisition targets or investments or the inability to complete such transactions may affect our competitiveness and our growth prospects.

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

The report of our independent registered public accounting firm on our financial statements as of December 31, 2016 and 2015, and for the years ended December 31, 2016 and 2015, includes an emphasis of matter paragraph questioning our ability to continue as a going concern. This paragraph indicates that we have not yet commenced revenue producing operations, have incurred net losses from inception, and have an accumulated (deficit) of A$3,152,650 which conditions raise substantial doubt about our ability to continue as a going concern.  Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We Are A Small Operation And Do Not Have Significant Capital.

Because we have negative working capital, we must limit our activities. If we are unable to raise the capital required to undertake adequate activities, including identifying suitable exploration and mining opportunities, we may miss opportunities to establish or acquire suitable economically viable business units.  If we do not find suitable economically viable business units, we may be forced to cease operations and you may lose your entire investment.

Approximately 83% Of Our Common Stock Is Controlled By Our President Who Has The Ability To Appoint Our Board Of Directors And Determine Other Matters Submitted To Stockholders

Mr. Mordechai Gutnick, our Executive Chairman and President, beneficially owned 165.6 million shares of our common stock, which represented approximately 82.85% of our shares outstanding as of October 14, 2017. As a result, Mr. Gutnick has and is expected to continue to have the ability to appoint our Board of Directors and to determine the outcome of all other issues submitted to our stockholders. The interests of Mr. Gutnick may not always coincide with our interests or the interests of other stockholders, and subject to his fiduciary duties as a director, he may act in a manner that advances his best interests and not necessarily those of other stockholders. One consequence to this substantial influence or control is that it may not be possible for investors to remove management of the Company. It could also deter unsolicited takeover, including transactions in which stockholders might otherwise receive a premium for their shares over then current market prices.

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

Pursuant to a services agreement, AXIS provides us with office facilities, and some administrative personnel and services, management staff and services. No fixed fee is set in the agreement and we are required to reimburse AXIS for any direct costs incurred by AXIS for us.  In addition, we pay a proportion of AXIS indirect costs based on a measure of our utilization of the facilities and activities of AXIS plus a service fee of not more than 15% of the direct and indirect costs.  AXIS has not charged a service fee for this fiscal year or in the prior year. This service agreement may be terminated by us or AXIS on 60 days’ notice. See Item 13 “Certain Relationships and Related Transactions.”  AXIS billed Consolidated Gems, Inc, as per the services agreement and incurred direct costs on our behalf, for 2016 a total of A$89,182 (2015: A$21,977).

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

Future Sales of Common Stock Could Depress The Price Of Our Common Stock

Future sales of substantial amounts of common stock pursuant to Rule 144 under the Securities Act of 1933 or otherwise by certain stockholders could have a material adverse impact on the market price for the common stock at the time. As of September 28, 2017 there were 168,115,350 outstanding shares of common stock which are deemed “restricted securities” as defined by Rule 144 under the Securities Act or control securities. Under certain circumstances, these shares may be sold without registration pursuant to the provisions of Rule 144 following the expiration of one year after the Company ceases to be a shell company. In general, under rule 144, a person (or persons whose shares are aggregated) who has satisfied a six-month holding period and who is not an affiliate of the Company may sell restricted securities without limitation as long as the Company is current in its SEC reports. A person who is an affiliate of the Company may sell within any three-month period a number of restricted securities and/or control securities which does not exceed the greater of one (1%) percent of the shares outstanding or the average weekly trading volume during the four calendar  weeks preceding the notice of sale required by Rule 144. In addition, Rule 144 permits, under certain circumstances, the sale of restricted securities by a non-affiliate without any limitations after a one-year holding period. Any sales of shares by stockholders pursuant to Rule 144 may have a depressive effect on the price of our Common stock.

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

As of December 31, 2016 and October 14, 2017, there were 199,873,683 shares of common stock issued and outstanding.

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

Shareholders

As of December 31, 2016, the Company had 43 shareholders of record. Within the holders of record of the Company's Common Stock are depositories such as Cede & Co., a nominee for The Depository Trust Company (or DTC), that hold shares of stock for brokerage firms which, in turn, hold shares of stock for one or more beneficial owners. Accordingly, the Company believes there are many more beneficial owners of its Common Stock whose shares are held in "street name", not in the name of the individual shareholder

Transfer Agent

Our United States Transfer Agent and Registrar is Continental Stock Transfer & Trust Company.

Item 6	Selected Financial Data

Our selected financial data presented below for the years ended December 31, 2016 and December 31, 2015 and the balance sheet data at December 31, 2016 and 2015 have been derived from audited financial statements, which have been audited by PKF O’Connor Davies, LLP. The selected financial data should be read in conjunction with our financial statements for the years ended December 31, 2016 and 2015, and Notes thereto, which are included elsewhere in this Annual Report.

Statement of Operations Data
	2016	2015
	A$	A$
Revenues	-	-

Costs and expenses	314,343	95,438

(Loss) from operations	(314,343)	(95,438)

Foreign currency exchange (loss)	(2,360)	(14,072)

(Loss) before income tax	(316,703)	(109,510)

Provision for income tax	-	-

Net (loss)	(316,703)	(109,510)

	A$	A$
Net (loss) per share per common equivalent share	(0.00)	(0.00)

Weighted average number of common equivalent shares outstanding (000’s)	192,451	175,315

Balance Sheet Data
	A$	A$
Total assets	3,435	118
Total liabilities	(578,285)	(1,244,917)

Stockholders’ (deficit)	(574,850)	(1,244,799)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

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

Year ended December 31
2016	A$1.00	=	US$0.7202
2015	A$1.00	=	US$0.7299

The exchange rate between the A$ and US$ has moved by 11% between December 31, 2015 and 2016.  Accordingly, a direct comparison of costs between fiscal 2015 and 2016 may not necessarily be a true comparison.

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

We have incurred net losses since our inception and may continue to incur substantial and increasing losses for the next several years. Since inception we have incurred accumulated (deficit) of A$3,152,650 which was funded primarily by advances from affiliates and by the sale of equity securities.

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

Results of Operations

As set out in Management’s Discussion and Analysis of Financial Condition and Results of Operation – Overview, the Company is managed by AXIS. Certain costs and expenses are incurred by the Company and certain costs and expenses are incurred by AXIS on behalf of the Company and billed to the Company by AXIS. The total amount of expenses (refunded)/billed to the Company and incurred on its behalf by AXIS in fiscal 2016 was A$89,182 (2015: A$(21,977)). The discussion in the following paragraphs relates to costs and expenses of the Company, incurred by both the Company; and by AXIS that are billed to the Company.

Year ended December 31, 2016 versus Year ended December 31, 2015

Total costs and expenses have increased from A$95,438 for the year ended December 31, 2015 to A$314,343 for the year ended December 31, 2016. The increase was a net result of:

i)
An increase in legal, accounting and professional costs from A$76,748 for the year ended December 31, 2015 to A$103,905 for the year ended December 31, 2016. Included within legal, accounting and professional costs for the year ended December 31, 2016 is A$10,557 for stock transfer agent fees for management of the share register (2015: A$10,032), A$4,832 for legal expenses (2015: A$338), A$38,600 for potential tax penalty for late lodgement of income tax returns (2015: A$nil), and A$49,916 (2015: A$66,377)  for audit and tax fees and professional services in relation to financial statements in the quarterly reports on Form 10-Q and annual reports on Form 10-K and taxation matters.

ii)
An increase in administration expenses from A$18,690 for the year ended December 31, 2015 to A$93,492 for the year ended December 31, 2016. Included with administrative expenses for the year ended December 31, 2016 is a charge of A$33,321 from AXIS for salaries incurred on behalf of the Company which relate to amounts paid to the President and Chief Executive Officer, Secretary and Chief Financial Officer and other staff of AXIS who provide services to the Company (2015: A$21,271 credit); A$505 for information systems costs (2015: A$285); A$7,116 for lodgement of company filings with the SEC (2015: A$8,058); insurance costs of A$nil (2015: A$13,804); storage costs of A$1,589 (2015: A$530); bank charges of A$707 (2015: A$777); consultants fees of A$18,190 (2015: A$11,000); franchise tax of A$1,871 (2015: A$1,871), A$10,866 for travel and accommodation (2015: A$nil);  A$17,500 for public relations (2015: A$nil);and administration fees of A$1,826 (2015: A$3,636). The increase is primarily as a result of a increase in the cost of services provided by AXIS in accordance with the service agreement. The total administrative expenses include an AXIS credit for $43,651 for 2016 (2015: $53,071).

iii)
An increase in acquisition related expense from A$nil for the year ended December 31, 2015 to A$116,946 for the year ended December 31, 2016. As noted earlier, in March 2016 the Company entered into a term sheet with Noam Levavi and Eran Galil (the “Vendors”) for the acquisition of all of the issued shares of Byondata (“Byondata”), a company incorporated under the laws of Israel. The Company had a 90 day period to conduct due diligence and negotiate a formal share sale agreement. Included within the acquisition related costs are the initial payments made to Byondata for working capital purposes (which were non-refundable), costs of travel and consultant’s time in undertaking the due diligence. Following initial due diligence and by mutual agreement, the proposed acquisition was terminated.

Accordingly, the loss from operations increased from A$95,438 for the year ended December 31, 2015 to A$314,343 for the year ended December 31, 2016.

Foreign currency exchange loss decreased from A$14,072 for the year ended December 31, 2015 to A$2,360 for the year ended December 31, 2016 as a result of the movement in the US dollar versus the Australian dollar.

The net loss for the year ended December 31, 2015 was A$109,510 compared to a net loss for the year ended December 31, 2016 of A$316,703.

Liquidity and Capital Resources

For fiscal 2016, net cash used in operating activities was A$228,911 (2015: A$24,030) primarily consisting of the net loss of A$316,703 (2015: A$109,510), offset by a non-cash charge for foreign currency exchange loss of A$2,360 (2015: A$14,072), a decrease in prepayments of A$nil (2015: A$2,660), an increase in receivables and deposits of A$3,344 (2015: decrease A$(11,510))  and an increase in accounts payable and accrued expenses of A$88,776 (2015: A$57,238).  Financing activities in 2016 consisted of a net repayment of an advance of A$757,768 (2015: A$21,976 advance) from AXIS and proceeds from an issuance of shares of A$986,652 (2015: A$nil).

As of December 31, 2016, the Company has short term obligations of A$247,878 comprising accounts payable and accrued expenses, and had long term obligations of A$330,408 comprising advances payable to an affiliate.

During the year ended December 31, 2016, AXIS provided services in accordance with the Services Agreement and incurred direct costs on behalf of the Company of A$89,182 (2015: A$(21,977)), and advanced the Company A$123,900 (2015: A$443), and the Company repaid A$970,850 (2015: A$4,300). At December 31, 2016, the amount owed to AXIS was A$330,408 (2015: A$1,088,175).

In fiscal 2016, the Company conducted a private placement and received subscriptions for 24,558,333 shares of common stock at a price of A$0.04 for A$986,652.

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

The Company has funded operations since inception through advances from affiliated entities. The Company’s ability to continue operations through 2017 is dependent upon future funding from affiliated entities, capital raisings, or its ability to commence revenue producing operations and positive cash flows, of which there can be no assurance. AXIS has advised it does not currently intend to require repayment of these advances prior to December 31, 2017, accordingly the Company has decided to classify the amounts payable as non-current in the accompanying balance sheets.

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

Our budget for general and administration and for professional expenses for fiscal 2017 is A$0.5 million.  Once we have identified a specific exploration or mining project we will also need to prepare a budget for these activities.  We are currently investigating capital raising opportunities which may be in the form of either equity or debt, to provide funding for working capital purposes. There can be no assurance that such a capital raising will be successful, or that even if an offer of financing is received by the Company, it is on terms acceptable to the Company.

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

At December 31, 2016, the Company had no outstanding borrowings under Loan Facilities.

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

(b)	Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d – 15(f) under the Securities Exchange Act of 1934, as amended.  Under the supervision of management and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO 2013 Framework).  Based on our evaluation of internal control over financial reporting, our management concluded that our internal control over financial reporting was effective as of December 31, 2016.

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

(d)	Change in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation of such internal control that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

(e)	Other

We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.  Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Our disclosure controls and procedures are designed to provide such reasonable assurance of achieving our desired control objectives, and our principal executive officer and principal financial officer have concluded, as of December 31, 2016, that our disclosure controls and procedures were effective in achieving that level of reasonable assurance.

Item 9B                          Other Information

None.

PART III

Item 10.                          Directors and Executive Officers and Corporate Governance

The following table sets forth our director and officer, their ages and all offices and positions with our company.  Officers and other employees serve at the will of the Board of Directors.

Name	Age	Position(s) Held

Mordechai Gutnick	39	President and Chief Executive Officer

Peter Lee	60	Secretary, Chief Financial Officer and Principal Accounting Officer

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

Mordechai Gutnick

Mr. Gutnick is a businessman who invests in public listed companies. He was appointed President and as a Director on September 30, 2015. Mr. Gutnick is a Director of Merlin Diamonds Limited and Golden River Resources Corporation and was formerly a director of Legend International Holdings Inc, Top End Minerals Limited and Quantum Resources Limited.

Peter Lee

Mr. Lee has been Chief Financial Officer and Principal Accounting Officer since December 2008. Mr. Lee is a Member of the Institute of Chartered Accountants in Australia, a Fellow of the Governance Institute in Australia, a Member of the Australian Institute of Company Directors and holds a Bachelor of Business (Accounting) from Royal Melbourne Institute of Technology. He has over 30 years commercial experience and is currently CFO and Secretary of Aurum, Inc. (since 2009), Director, CFO and Secretary of Golden River Resources Corporation (for more than 10 years),  which are US corporations listed on the OTC market in the USA; CFO and Secretary of Northern Capital Resources Corporation and Great Central Resources Corporation, US Corporations; and CFO and Secretary of Merlin Diamonds Limited, listed on the Australian Securities Exchange. He was a Director of Acadian Mining Corporation, which was listed on the Toronto Stock Exchange until October 2013 and Quantum Resources Limited which was listed on the ASX until May 2015, Director, CFO and Secretary of Top End Minerals Limited which was listed on the Toronto Stock Exchange until October 2013 and Quantum Resources Limited which was listed on the ASX from 2012 to June 2017 and CFO and Secretary of Legend International Holdings Inc which was previously listed on OTCBB.

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

Board, Audit Committee and Remuneration Committee Meetings

Our Board of Directors consists of one director. During fiscal 2016, our Board of Directors met once.

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

Audit Committee

At December 31, 2016, the Company had not formed an audit committee or adopted an audit committee charter. In lieu of an audit committee, the Company's Board of Directors assumes the responsibilities that would normally be those of an audit committee. Given the limited scope of the Company’s operations to date, the Board of Directors does not at present have a director that would qualify as an audit committee financial expert under the applicable federal securities law regulations.

Remuneration Committee

At December 31, 2016, the Company had not formed a remuneration committee or adopted a remuneration committee charter. In lieu of a remuneration committee, the Company's board of directors assumes the responsibilities that would normally be those of an remuneration committee.

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
Consolidated Gems, Inc.
Level 1A, 42 Moray Street
Southbank, Victoria 3006 Australia

Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to Section 16(a) of the Securities Exchange Act of 1934, our Directors, executive officers and beneficial owners of more than 10% of the outstanding Common Stock are required to file reports with the Securities and Exchange Commission concerning their ownership of and transactions in our Common Stock and are also required to provide to us copies of such reports.  Based solely on such reports and related information furnished to us, we believe that in fiscal 2016, all such filing requirements were complied with in a timely manner by all Directors and executive officers and 10% stockholders.

Item 11.                          Executive Compensation

The following table sets forth the annual salary, bonuses and all other compensation awards and pay outs on account of our Chief Executive Officer for services rendered to us during the fiscal years ended December 31, 2016 and 2015. No other executive officer received more than US$100,000 per annum during this period.

Summary Compensation Table
Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Mordechai Gutnick, Chairman of the Board, President and CEO (1)	2016 2015	- -	- -	- -	- -	- -	- -	- -	- -
Joseph Gutnick, Chairman of the Board, President and CEO (2)	2015	-	-	-	-	-	-	-	-

(1)	Appointed September 28, 2017 30, 2015
(2)	Resigned September 30, 2015

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

Compensation of Directors

The Company’s directors who are also executive officers of the Company did not receive any separate compensation during fiscal 2016 for serving as directors of the Company.

Item 12.                          Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of our common stock by each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, each of our directors and named executive officers, and all of our directors and executive officers as a group as of December 12, 2017.

Title of Class	Name and Address of Beneficial Owner*	Amount and nature of Beneficial Owner	Percentage of class (1)
Shares of common stock Shares of common stock	Mordechai Gutnick Peter J. Lee	165,600,000(2) -	82.85 -
	All officers and Directors as a group	165,600,000	82.85
*	Unless otherwise indicated, the address of each person is c/o Consolidated Gems, Inc., Level 1A, 42 Moray Street, Southbank, Victoria, 3006 Australia

Notes:

(1)	Based on 199,873,683 shares outstanding as of December 12, 2017.
(2)	Includes 165,600,000 shares owned by Power Developments Pty Ltd, of which Mr. Mordechai Gutnick is a Director and sole stockholder.

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

During the year ended December 31, 2016, AXIS provided services in accordance with the Services Agreement and incurred direct costs on behalf of the Company of A$89,182 (2015: A$(21,977)), and advanced the Company A$123,900 (2015: A$443), and the Company repaid A$970,850 (2015: A$4,300). At December 31, 2016, the amount owed to AXIS was A$330,408 (2015: A$1,088,175).

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

Item 14.                          Principal Accounting Fees and Services

The following table shows the fees incurred for fiscal 2016 and 2015.

	2016	2015
	A$	A$

Audit fees	37,000	48,215
Audit related fees	-	-
Tax fees	6,500	12,542
Total	43,500	60,757

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

The Exhibits to this Annual Report on Form 10-K are listed in the Exhibit Index at page 28 of this Annual Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorised.

CONSOLIDATED GEMS, INC.

(Registrant)

By:	/s/ Peter J Lee
Peter J Lee
Secretary and
Chief Financial Officer
(Principal Financial Officer)

Dated:  December 19, 2017

FORM 10-K Signature Page

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

Signature		Title	Date

1.	/s/ Mordechai Z Gutnick	Chairman, President and Chief
	Mordechai Gutnick	Executive Officer	December 19, 2017
(Principal Executive Officer)

2.	/s/ Peter J Lee	Secretary and
	Peter Lee	Chief Financial Officer	December 19, 2017
(Principal Financial Officer)

EXHIBIT INDEX
Incorporated by Reference to:		Exhibit No	Exhibit
(1)	Exhibit 99.1 Annex B	3.1	Certificate of Incorporation of Consolidated Gems, Inc.
(1)	Exhibit 99.1 Annex C	3.2	Bylaws of Consolidated Gems, Inc.
(1)	Exhibit 99.1 Annex A	3.3	Agreement and Plan of Merger between We Sell For U Corp and Consolidated Gems Inc.
(2)	Exhibit 99.1 Annex A	3.4	Amendment to Certificate of Incorporation
(2)	Exhibit 4.1	4.1	Specimen Stock Certificate of Consolidated Gems, Inc.
(3)	Exhibit 99.1 Annex A	10.1	Service Agreement dated January 30, 2009, by and between the Registrant and AXIS Consultants Pty Ltd
(3)	Exhibit 99.1 Annex A	10.2	Agreement with IFFCO
(4)	Exhibit 99.1	16.1	Letter from former independent accountant
		21.1	Subsidiaries of the Registrant
	*	31.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Mordechai Zev Gutnick
	*	31.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Peter James Lee.
	*	32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Mordechai Zev Gutnick.
	*	32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Peter James Lee

*Filed herewith

(1)	Incorporated by reference to the Company’s Form 8-K filed on July 16, 2009.
(2)	Incorporated by reference to the Company’s Form 10-K filed on March 30, 2011.
(3)	Incorporated by reference to the Company’s Form 10-K filed on March 26, 2010.
(4)	Incorporated by reference to the Company’s Form 8-K filed on January 29, 2009.

Financial Statements as of December 31, 2016 and 2015 and for the years ended December 31, 2016 and 2015.

Consolidated Gems, Inc.
Audited Financial Statements for the Company for the years ended December 31, 2016 and 2015.

CONSOLIDATED GEMS, INC.

Financial Statements

December 31, 2016 and 2015

(with Report of Independent Registered Public Accounting Firm)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Consolidated Gems, Inc.

We have audited the accompanying balance sheets of Consolidated Gems, Inc. as of December 31, 2016 and 2015, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Consolidated Gems, Inc. at December 31, 2016 and 2015 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As described in Note 3, at December 31, 2016 the Company has negative working capital, has not yet commenced revenue producing operations, has incurred net losses from inception, and has an accumulated (deficit) of A$3,152,650. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.  Management’s plans in regard to these matters are also discussed in note 3.

/s/ PKF O’Connor Davies, LLP

New York, NY
December 19, 2017

CONSOLIDATED GEMS, INC.
Balance Sheets
December 31, 2016 and 2015

	A$ 2016	A$ 2015

ASSETS

Current Assets:
Cash	91	118
Receivables	3,344	-
Total Current Assets	3,435	118

Total Assets	3,435	118

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

Current Liabilities:
Accounts payable and accrued expenses	247,877	156,742
Total Current Liabilities	247,877	156,742

Non-Current Liabilities:
Advances from affiliate (Note 5)	330,408	1,088,175
Total Non-Current Liabilities	330,408	1,088,175

Total Liabilities	578,285	1,244,917

Stockholders’ (Deficit):
Preferred stock: US$.0001 par value, 20,000,000 shares authorised, none issued and outstanding.	-	-
Common stock: US$.0001 par value 500,000,000 shares authorised, and 199,873,683 and 175,315,350 issued and outstanding at December 31, 2016 and 2015	20,077	16,825
Additional paid-in-capital	2,557,723	1,574,323
Accumulated (deficit)	(3,152,650)	(2,835,947)
Total Stockholders’ (deficit)	(574,850)	(1,244,799)

Total Liabilities and Stockholders’ (Deficit)	3,435	118

See notes to financial statements

CONSOLIDATED GEMS, INC.
Statements of Operations

	Year Ended December 31, 2016	Year Ended December 31, 2015

	A$	A$

Revenues	-	-
Costs and expenses
Legal, accounting and professional	103,905	76,748
Administration expenses	93,492	18,690
Acquisition related expenses	116,946	-
	314,343	95,438
(Loss) from operations	(314,343)	(95,438)
Foreign currency exchange (loss)	(2,360)	(14,072)
(Loss) before income tax	(316,703)	(109,510)
Provision for income tax	-	-

Net (Loss)	(316,703)	(109,510)

Basic net (loss) per common equivalent shares	(0.00)	(0.00)

Weighted number of common equivalent shares (000’s)	192,451	175,315

See notes to financial statements

CONSOLIDATED GEMS, INC.
Statement of Stockholders’ Equity (Deficit)

	Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated (Deficit)	Total
		A$	A$	A$	A$

Balance December 31, 2014	175,315,350	16,825	1,574,323	(2,726,437)	(1,135,289

Net (loss)	-	-	-	(109,510)	(109,510)

Balance December 31, 2015	175,315,350	16,825	1,574,323	(2,835,947)	(1,244,799)

Issuance of shares – April 13 2017	19,033,333	2,482	763,170	-	765,652
Issuance of shares – May 20 2017	5,525,000	770	220,230	-	221,000

Net (loss)	-	-	-	(316,703)	(316,703)

Balance December 31, 2016	199,873,683	20,077	2,557,723	(3,152,650)	(574,850)

See notes to financial statements

CONSOLIDATED GEMS, INC.
Statements of Cash Flows

	Year Ended December 31, 2016 A$	Year Ended December 31, 2015 A$
CASH FLOWS FROM OPERATING ACTIVITIES

Net (Loss)	(316,703)	(109,510)

Adjustments to reconcile net (loss) to net cash (used)
in operating activities
Foreign currency exchange loss	2,360	14,072
Net change receivables	(3,344)	11,510
Net change in prepayments	-	2,660
Net change in accounts payable and accrued expenses	88,776	57,238
Net Cash (used) in Operating Activities	(228,911)	(24,030)

CASH FLOWS FROM FINANCING ACTIVITIES

Issuance of common stock	986,652	-
Advances from (repayment to) affiliate	(757,768)	21,976
Net Cash provided by Financing Activities	228,884	21,976

Effects of exchange rate on cash	-	-

Net (decrease) in Cash	(27)	(2,054)

Cash at Beginning of Year	118	2,172
Cash at End of Year	91	118

See notes to financial statements

CONSOLIDATED GEMS, INC.
Notes to Financial Statements
December 31, 2016 and 2015

(1)	ORGANIZATION AND BUSINESS

Consolidated Gems, Inc. ("Consolidated Gems” or the “Company"), is a Delaware corporation originally incorporated in Florida as We Sell for U Corp. The principal stockholder of Consolidated Gems is Power Developments Pty Ltd., an Australian corporation (“Power”), an entity majority owned by the Company’s president, which owned 82.85% of Consolidated Gems as of December 31, 2016.

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

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has not yet commenced revenue producing operations and had an accumulated deficit of A$3,152,650 as of December 31, 2016. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company will require additional funding for operations and this additional funding may be raised through debt or equity offerings. The Company has a debt due to AXIS Consultants Pty Ltd (AXIS). AXIS provides management services to the Company and the cost of these services increases the amount of the debt. In addition, the Company has historically relied on loans and advances from corporations affiliated with the President of Consolidated Gems.  Based on discussions with these affiliate companies, the Company believes this source of funding will continue to be available. Other than the arrangements noted above, the Company has not confirmed any other arrangements for ongoing funding. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

During the year ended December 31, 2016, AXIS provided services in accordance with the Services Agreement and incurred direct costs on behalf of the Company of A$89,182 (2015: A$(21,977)), and advanced the Company A$123,900 (2015: A$443), and the Company repaid A$970,850 (2015: A$4,300). At December 31, 2016, the amount owed to AXIS was A$330,408 (2015: A$1,088,175).

(6)	INCOME TAXES

Consolidated Gems files its income tax returns on an accrual basis.

The Company files tax returns in the United States. Consolidated Gems has carry-forward losses of approximately US$1,703,000 as of December 31, 2016 which expire in years 2028 through 2034. Due to the uncertainty of the availability and future utilization of those operating loss carry-forwards, management has provided a full valuation against the related tax benefit.

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

On July 24, 2017, the Company entered into a Term Sheet with Lior Barash, Erez Glazer, Lior Wayn, and Lior Dolfin, (collectively, the ‘’Entrepreneurs”)  for the acquisition of all of the issued shares of the Cyber Security technology business “Attofensive”, a company incorporated under the laws of Israel.

On November 17, 2017, the parties agreed to amend the Term Sheet and a summary of the terms are as follows:

•	Commencing December 1, 2017, the Entrepreneurs shall commence development of a product based on AttoFensive Technology.

•	The Entrepreneurs shall supply the Company with their personal services in the following roles:

i.	Barash – Chief Technology Officer
ii.	Dolphin – Chief Product Officer
iii.	Glazer – Chief Operating Officer
iv.	Wayn – Chief Executive Officer

•
Until the earlier of the July 17, 2018, and  closing of a fund raising, the Company shall pay the Entrepreneurs only from funds raised specifically for this purpose a monthly amount of US$30,000. In addition, the Company shall cover operating expenses incurred by the Entrepreneurs (tax, accounting, legal, D&O insurance, travelling expenses, etc.), in an amount of up to US$50,000 on the production of invoices and/or receipts for such expenditure.

•	Upon the completion of private placements amounting to USD$400,000 for the AttoFensive Technology:

i.	Erez Glazer will be appointed to the Board of directors of the Company.
ii.	the Company shall grant to the Entrepreneurs (or their designees) options to acquire 10,000,000 shares of Common Stock in the Company at an exercise price of US$0.001 per share of Common Stock.

•	Upon the completion of placements amounting to USD$750,000 for the AttoFensive Technology:

i.	One more of the Entrepreneurs will be appointed to the Board of directors of the Company.
ii.	the Company shall grant to the Entrepreneurs (or their designees), options to acquire 10,000,000 shares of Common Stock in the Company at an exercise price of US$0.001 per share of Common Stock.

•	Upon the completion of placements amounting to USD$2,000,000 for the AttoFensive Technology:

i.	One more of the Entrepreneurs will be appointed to the Board of directors of the Company.
ii.	the Company shall grant to the Entrepreneurs (or their designees), options to acquire 30,000,000 shares of Common Stock in the Company at an exercise price of US$0.001 per share of Common Stock.

•
Once the Company's gross revenues per year exceed an aggregate amount of US$100,000, the Company shall issue the Entrepreneurs (or their designees), options to acquire 25,000,000 shares of Common Stock in the Company at an exercise price of US$0.001 per share of Common Stock.

•
Once the Company's gross revenues per year exceed an aggregate amount of US$1,000,000, the Company shall issue the Entrepreneurs (or their designees), options to acquire 25,000,000 shares of Common Stock in the Company at an exercise price of US$0.001 per share of Common Stock.

•
Once the Company's gross revenues per year exceed an aggregate amount of US$2,500,000, the Company shall issue the Entrepreneurs (or their designees), options to acquire 25,000,000 shares of Common Stock in the Company at an exercise price of US$0.001 per share of Common Stock.

•
the Company shall raise US$2,000,000.  In the event that the Fund Raising does not close by July 17, 2018, the Entrepreneurs will be released from their obligations to provide services to the Company and the AttoFensive Technology shall, at the Entrepreneurs' sole discretion and for no consideration, revert to the Entrepreneurs. All Fund Raising proceeds will be distributed as per the board of directors.

•	The Entrepreneurs shall transfer the AttoFensive Technology to the Company (or its nominee) within 14 days of the signing of November 17, 2017.